Form 10-Q
period 2021-06-30
Akoya Biosciences, Inc.
filed 2021-08-11
CIK 1711933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-40344

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of the registrant’s common shares outstanding at July 30, 2021: 37,158,524

AKOYA BIOSCIENCES, INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets at June 30, 2021 (Unaudited) and December 31, 2020	2
Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2021 and 2020	3
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited) for the Three and Six Months Ended June 30, 2021 and 2020	4
Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2021 and 2020	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	41
Item 1A. Risk Factors	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3. Defaults Upon Senior Securities	41
Item 4. Mine Safety Disclosures	41
Item 5. Other Information	42
Item 6. Exhibits	43
Signatures	44

Akoya Biosciences, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements contained in this report other than statements of historical fact are forward-looking statements, including statements regarding our ability to develop, commercialize and achieve market acceptance of our current and planned products and services, our research and development efforts, and other matters regarding our business strategies, use of capital, results of operations and financial position, and plans and objectives for future operations. In some cases, you can identify forward-looking statements by the words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These risks, uncertainties and other factors are described under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (the “SEC”) from time to time. We caution you that forward-looking statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. As a result, the forward-looking statements may not prove to be accurate. The forward-looking statements in this report represent our views as of the date of this report. We undertake no obligation to update any forward-looking statements for any reason, except as required by law.

Unless otherwise stated or the context otherwise indicates, references to “we,” “us,” “our” and similar references refer to Akoya Biosciences, Inc. and its consolidated subsidiary.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$135,464	$17,006
Accounts receivable, net	8,158	6,470
Inventories, net	6,562	4,263
Prepaid expenses and other current assets	7,225	957
Total current assets	157,409	28,696
Property and equipment, net	6,020	5,528
Restricted cash – long term	301	502
Demo inventory, net	2,504	1,494
Intangible assets, net	21,644	22,714
Goodwill	18,262	18,262
Other assets	202	464
Total assets	$206,342	$77,660
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,898	$5,074
Accrued expenses and other current liabilities	8,688	7,015
Current portion of capital lease obligations	288	197
Deferred revenue	4,287	3,844
Current portion of long-term debt	—	1,032
Total current liabilities	18,161	17,162
Deferred revenue, net of current portion	996	1,008
Long-term debt, net of current portion and debt discount	32,256	33,488
Deferred tax liability, net	154	170
Capital lease obligations, net of current portion	327	277
Warrant liability	—	490
Contingent consideration liability (Note 4), net of current portion	6,627	6,984
Total liabilities	58,521	59,579
Redeemable Convertible Preferred Stock:
Series B Redeemable Convertible Preferred Stock, $0.00001 par value; 0 shares authorized, issued and outstanding at June 30, 2021; 13,715,330 authorized, issued and outstanding at December 31, 2020 (preference in liquidation of $0 and $11,500 at June 30, 2021 and December 31, 2020, respectively)	—	11,500
Series C Redeemable Convertible Preferred Stock, $0.00001 par value; 0 shares authorized, issued and outstanding at June 30, 2021; 26,732,361 shares authorized, issued and outstanding at December 31, 2020 (preference in liquidation of $0 and $30,107 at June 30, 2021 and December 31, 2020, respectively)	—	30,107
Series D Redeemable Convertible Preferred Stock, $0.00001 par value; 0 shares authorized, issued, and outstanding at June 30, 2021; 16,758,996 shares authorized; 16,390,217 shares issued and outstanding at December 31, 2020 (preference in liquidation of $0 and $27,500 at June 30, 2021 and December 31, 2020, respectively)	—	27,500
Total redeemable convertible preferred stock	—	69,107
Stockholders’ equity (deficit):
Series A Convertible Preferred Stock, $0.00001 par value; 0 shares authorized, issued and outstanding at June 30, 2021; 5,013,333 shares authorized, issued and outstanding at December 31, 2020 (preference in liquidation of $0 and $1,253 at June 30, 2021 and December 31, 2020, respectively)	—	1,253
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2021; 0 shares authorized, issued and outstanding at December 31, 2020	—	—
Class A Common Stock, $0.00001 par value; 500,000,000 shares authorized; 37,136,853 shares issued and outstanding at June 30, 2021; 62,220,020 shares authorized; 0 shares issued and outstanding at December 31, 2020	2	—
Class B Common Stock, $0.00001 par value; 0 shares authorized, issued, and outstanding at June 30, 2021; 16,822,202 shares authorized; 2,563,765 issued and outstanding at December 31, 2020	—	1
Additional paid in capital	214,636	—
Accumulated deficit	(66,817)	(52,280)
Total stockholders’ equity (deficit)	147,821	(51,026)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$206,342	$77,660

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except share & per share data)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenue:
Product revenue	$10,719	$6,186	$20,682	$15,115
Service and other revenue	2,352	2,374	4,601	4,466
Total revenue	13,071	8,560	25,283	19,581
Cost of goods sold:
Cost of product revenue	$3,180	$2,538	$6,787	$6,004
Cost of service and other revenue	1,757	752	2,957	1,611
Total cost of goods sold	$4,937	$3,290	$9,744	$7,615
Gross profit	$8,134	$5,270	$15,539	$11,966
Operating expenses:
Selling, general and administrative	10,066	5,105	18,245	11,454
Research and development	2,947	2,420	6,139	4,792
Change in fair value of contingent consideration	400	655	826	(906)
Depreciation and amortization	1,099	922	2,108	1,821
Total operating expenses	14,512	9,102	27,318	17,161
Loss from operations	(6,378)	(3,832)	(11,779)	(5,195)
Other income (expense):
Interest expense, net	(757)	(658)	(1,508)	(1,295)
Change in fair value of warrant liability	(858)	—	(2,728)	—
Gain on extinguishment of debt	2,476	—	2,476	—
Other expense, net	(52)	(56)	(118)	(161)
Loss before benefit (provision) for income taxes	(5,569)	(4,546)	(13,657)	(6,651)
Benefit (provision) for income taxes	6	(39)	12	(77)
Net loss	$(5,563)	$(4,585)	$(13,645)	$(6,728)
Dividends accrued on redeemable convertible preferred stock	(245)	(1,190)	(1,435)	(2,380)
Accretion of redeemable convertible preferred stock	(296)	(296)	(296)	(296)
Adjusted net loss attributable to common stockholders	(6,104)	(6,071)	(15,376)	(9,404)
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(2.65)	$(0.94)	$(4.11)
Weighted-average shares outstanding, basic and diluted	29,974,811	2,292,510	16,415,800	2,290,689

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(in thousands, except share and per share data)

	Series B		Series C		Series D
	Redeemable		Redeemable		Redeemable		Series A
	Convertible		Convertible		Convertible		Convertible		Class A		Class B		Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	equity (deficit)
Balance at December 31, 2020	13,715,330	$11,500	26,732,361	$30,107	16,390,217	$27,500	5,013,333	$1,253	—	$—	2,563,765	$1	$—	$(52,280)	$(51,026)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	271,334	—	44	—	44
Accrued dividends	—	180	—	510	—	500	—	—	—	—	—	—	(298)	(892)	(1,190)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,082)	(8,082)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	254	—	254
Balance at March 31, 2021	13,715,330	$11,680	26,732,361	$30,617	16,390,217	$28,000	5,013,333	$1,253	—	$—	2,835,099	$1	$—	$(61,254)	$(60,000)
Conversion of Class B shares									2,835,099	1	(2,835,099)	(1)	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	189,175	—	—	—	99	—	99
Accrued dividends	—	37	—	105	—	103	—	—	—	—	—	—	(245)	—	(245)
Initial public offering of common stock	—	—	—	—	—	—	—	—	7,567,000	—	—	—	138,553	—	138,553
Conversion of preferred stock into common stock in connection with the IPO	(13,715,330)	(11,717)	(26,732,361)	(30,722)	(16,390,217)	(28,103)	(5,013,333)	(1,253)	26,545,579	1	—	—	71,794	—	70,542
Reclassification of warrant liability to equity	—	—	—	—	—	—	—	—	—	—	—	—	3,219	—	3,219
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,563)	(5,563)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,216	—	1,216
Balance at June 30, 2021	—	$—	—	$—	—	$—	—	$—	37,136,853	$2	—	$—	$214,636	$(66,817)	$147,821

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(in thousands, except share and per share data)

	Series B		Series C		Series D
	Redeemable		Redeemable		Redeemable		Series A
	Convertible		Convertible		Convertible		Convertible		Class A		Class B		Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	deficit
Balance at December 31, 2019	13,715,330	$10,780	26,732,361	$28,067	16,390,217	$25,500	5,013,333	$1,253	—	$—	2,286,872	$1	$—	$(31,413)	$(30,159)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	5,495	—	2	—	2
Accrued dividends	—	180	—	510	—	500	—	—	—	—	—	—	(314)	(876)	(1,190)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,143)	(2,143)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	312	—	312
Balance at March 31, 2020	13,715,330	$10,960	26,732,361	$28,577	16,390,217	$26,000	5,013,333	$1,253	—	$—	2,292,367	$1	$—	$(34,432)	$(33,178)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	6,526	—	2	—	2
Accrued dividends	—	180	—	510	—	500	—	—	—	—	—	—	(53)	(1,137)	(1,190)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,585)	(4,585)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	51	—	51
Balance at June 30, 2020	13,715,330	$11,140	26,732,361	$29,087	16,390,217	$26,500	5,013,333	$1,253	—	$—	2,298,893	$1	$—	$(40,154)	$(38,900)

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six months ended
	June 30,	June 30,
	2021	2020
Operating activities
Net loss	$(13,645)	$(6,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,174	1,821
Non-cash interest expense	212	133
Stock-based compensation expense	1,470	363
Paid-in-kind interest	—	220
Deferred tax liability	(16)	59
Change in fair value of contingent consideration	826	(906)
Change in fair value of warrant liability	2,728	—
Gain on extinguishment of debt	(2,476)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,688)	9,148
Prepaid expenses and other assets	(6,043)	895
Inventories, net	(2,539)	111
Accounts payable	(176)	(6,432)
Accrued expenses and other liabilities	1,923	(669)
Deferred revenue	431	(971)
Net cash used in operating activities	(16,819)	(2,956)
Investing activities
Interest income reinvested in certificates of deposit	—	(77)
Purchases of property and equipment	(1,854)	(1,946)
Net cash used in investing activities	(1,854)	(2,023)
Financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	138,553	—
Proceeds from stock option exercises	143	4
Principal payments on capital leases	(176)	(94)
Proceeds from Payroll Protection Program loan	—	2,476
Payments of contingent consideration	(1,590)	(2,627)
Net cash provided by (used in) in financing activities	136,930	(241)
Net increase (decrease) in cash, cash equivalents, and restricted cash	118,257	(5,220)
Cash, cash equivalents, and restricted cash at beginning of year	17,508	12,137
Cash, cash equivalents, and restricted cash at end of year	$135,765	$6,917
Supplemental disclosures of cash flow information
Cash paid for interest	$1,290	$911
Cash paid for income taxes	$—	$—
Supplemental disclosures of non-cash activities
Purchases of property and equipment included in accounts payable and accrued expenses	$811	$289
Accretion of dividends on Series B, C, and D Preferred Stock	$1,435	$2,380
Conversion of convertible preferred stock into common stock upon completion of initial public offering	$71,795	$—
Reclassification of warrant liability to equity	$3,219	$—

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

On April 8, 2021, the Board of Directors of the Company (the “Board”) approved a 1-for-2.33 reverse stock split of its issued and outstanding common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s convertible preferred stock, which was effected on April 9, 2021. The par value of the authorized stock was not adjusted as a result of the reverse stock split. Other than the par value, all issued and outstanding shares of common stock and related per share data shown in the accompanying financial statements and related notes have been retroactively revised to reflect the reverse stock split and adjustment of the Preferred Stock conversion ratios.

In April 2021, the Company completed the initial public offering of its common stock (the “IPO”). In the IPO, the Company issued and sold 7,567,000 shares of its common stock at a price to the public of $20.00 per share, including the exercise by the underwriters of their option to purchase an additional 987,000 shares. The Company received $138.6 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses.

Immediately prior to completing the IPO, all preferred stock converted into 26,545,579 shares of common stock, and all outstanding shares of the Company’s Class B common stock converted on a 1 for 1 basis into 2,835,099 shares of the Company’s Class A common stock.

On April 20, 2021, in connection with the closing of the IPO, the Company’s amended and restated certificate of incorporation, as filed with the Secretary of State of the State of Delaware, and the Company’s amended and restated bylaws became effective. Refer to Note 9 for further details.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of June 30, 2021, the consolidated statements of operations, and the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020, and the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021, the results of its operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are also unaudited. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s final prospectus for its IPO dated as of April 15, 2021, and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on April 19, 2021 (File No. 333-254760) (the “Prospectus”).

Liquidity and going concern

At June 30, 2021, the Company had cash and cash equivalents of $135,464 and an accumulated deficit of $66,817. The future success of the Company is dependent on its ability to successfully commercialize its products, successfully launch future products, obtain additional capital and ultimately attain profitable operations. The Company has funded its operations primarily through its preferred stock issuances, debt financing arrangements, and the IPO.

The Company is subject to a number of risks similar to other newly commercial life sciences companies, including, but not limited to, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The Company has incurred losses since its inception and has used cash from operations of $16,819 during the six months ended June 30, 2021. However, we believe that our existing cash and cash equivalents will be adequate to satisfy our current operating plans for at least the next twelve months from the issuance of these financial statements.

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

(2) Summary of significant accounting policies

Significant accounting policies

The Company’s significant accounting policies are disclosed the Prospectus and have not materially changed during the six months ended June 30, 2021.

Revenue recognition

The Company follows ASC 606, Revenue from Contracts with Customers (“ASC 606”).

The Company generates revenue from the sale and installation of instruments, related warranty services, reagents and software (both company-owned and with third parties). Pursuant to ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for these goods and services.

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

Product Revenue

Product revenue is generated by the sale of instruments and consumable reagents predominantly through the Company’s direct sales force in the United States and in geographic regions outside the United States such as APAC and EMEA. The Company does not offer product return or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to its customers. When an instrument is purchased by a customer, the Company recognizes revenue when the related performance obligation is satisfied (i.e. when the control of an instrument has passed to the customer). Revenue from the sale of consumables is recognized upon shipment to the customer. The Company’s perpetual software licenses generally have significant stand-alone functionality to the customer upon delivery and are considered to be functional intellectual property. The Company’s perpetual software licenses are considered distinct performance obligations, and revenue allocated to the software license is typically recognized upon provision of the license/software code to the customer (i.e., when the software is available for access and download by the customer).

Service and Other Revenue

Product sales of instruments include a service-based warranty typically for one year following the installation of the purchased instrument, with an extended warranty for an additional year sold in many cases. These are separate performance obligations as they are service-based warranties and are recognized on a straight-line basis over the service delivery period. After completion of the service period, customers have an option to renew or extend the warranty services, typically for additional one-year periods in exchange for additional consideration. The extended warranties are also service-based warranties that represent separate purchasing decisions. The Company recognizes revenue allocated to the extended warranty performance obligation on a straight-line basis over the service delivery period. Revenue from separately charged installation services is recognized upon completion of the installation process. Additionally, the Company provides laboratory services, in which revenue is recognized as services are performed. For laboratory services, we generally use the cost-to-cost approach to measure the extent of progress towards completion of the performance obligation because we believe it best depicts the transfer of assets to the customer. Under the cost-to-cost measure approach, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. The Company records shipping and handling billed to customers as service and other revenue and the related costs in cost of service and other revenue in the consolidated statements of operations.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products, and between service and other revenue, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates the Company’s revenue by major source:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue
Product revenue
Instruments	$6,259	$4,453	$13,096	$11,103
Consumables	4,309	1,512	6,853	3,578
Standalone software products	151	221	733	434
Total product revenue	$10,719	$6,186	$20,682	$15,115
Service and other revenue	$2,352	$2,374	$4,601	$4,466
Total revenue	$13,071	$8,560	$25,283	$19,581

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

Contract Assets and Liabilities

The Company did not record any contract assets at June 30, 2021 or December 31, 2020.

The Company’s contract liabilities consist of upfront payments for service-based warranties on instrument sales. The Company classifies these contract liabilities in deferred revenue as current or noncurrent based on the timing of when the Company expects to service the warranty.

Cost to Obtain and Fulfill a Contract

Under ASC 606, the Company is required to capitalize certain costs to obtain customer contracts and costs to fulfill customer contracts. These costs are required to be amortized to expense on a systemic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates, compared to previously being expensed as incurred. As a practical expedient, the Company recognizes any incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset is one year or less. Capitalizable costs to obtain contracts, such as commissions, and costs to fulfill customer contracts were determined to be immaterial for the six months ended June 30, 2021 and 2020.

Stock-based compensation

The Company records stock-based compensation for options granted to employees, non-employees, and to members of the Board for their services on the Board based on the grant date fair value of awards issued, and the expense is recorded on a straight-line basis over the requisite service period, which is generally four years.

The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The use of the Black-Scholes-Merton option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. The expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of company-specific historical and implied volatility, the Company bases its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, companies with comparable characteristics are selected, including enterprise value and position within the industry, and with historical price information sufficient to meet the expected life of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its stock-based awards. The risk-free interest rate is determined by reference to the U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company has not paid, and does not anticipate paying, cash dividends on shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company has elected to account for forfeitures as they occur; any compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition will be reversed in the period of the forfeiture. Refer to Note 10 for further details on the Company’s stock-based compensation plans.

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

The Company applies the two-class method to compute basic and diluted net loss or income per share when it has issued shares that meet the definition of participating securities. The two-class method determines net (loss) or income per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires net (loss) income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all net (loss) income for the period had been distributed. The Company’s convertible preferred stock participates in any dividends declared by the Company and are therefore considered to be participating securities. The participating securities are not required to participate in the losses of the Company, and therefore during periods of loss there is no allocation required under the two-class method.

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

The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the related invoices and represents the Company’s best estimate of probable credit losses in its existing accounts receivable. The Company does not require collateral and had an allowance for doubtful accounts of $83 and $103 at June 30, 2021 and December 31, 2020, respectively.

In 2019, and prior to outsourcing manufacturing and distribution to third party contract manufacturers during 2020, PKI served as our distributor for Europe and parts of APAC, and thus represented a significant concentration of revenue.

For the three months ended June 30, 2021, one customer accounted for 12% of revenue. For the six months ended June 30, 2021, no customers accounted for more than 10% of revenue. For the three months ended June 30, 2020, no customers accounted for more than 10% of revenue. For the six months ended June 30, 2020, PKI accounted for 17% of revenue. No customers accounted for greater than 10% of accounts receivable at June 30, 2021 and December 31, 2020.

(4) Fair value of financial instruments

The Company measures the following financial liabilities at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented.

The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of June 30, 2021 and December 31, 2020:

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration – Long term portion	$6,627	$—	$—	$6,627
	$6,627	$—	$—	$6,627

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$490	$—	$—	$490
Contingent consideration – Long term portion	$6,984	$—	$—	$6,984
	$7,474	$—	$—	$7,474

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

Prior to completion of the IPO in April 2021, the Company had an outstanding warrant to purchase shares of its Series D redeemable convertible preferred stock. Since the underlying Series D redeemable convertible preferred stock was classified outside of permanent equity, the preferred stock warrant was classified as other long-term liabilities in the accompanying balance sheet. The preferred stock warrant liability was recorded at fair value utilizing the Black-Scholes model. The Black Scholes option pricing model is based on the estimated market value of the underlying redeemable convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying redeemable convertible preferred stock. The Company adjusted the carrying value of the preferred stock warrant to its estimated fair value at each reporting date, with any related increase or decrease in the fair value recorded as an increase or decrease to other income (expense) in the statements of operations. In connection with the IPO, the preferred stock warrant was converted to a warrant to purchase shares of the Company’s common stock, pursuant to its preexisting terms. As such, the Company assessed the classification of the common stock warrant and determined it met the criteria to be classified within stockholders’ equity. Accordingly, the fair value of the warrant liability was reclassified to stockholders’ equity.

Changes in the fair value of the Company’s long-term portion of the contingent consideration liability during the six months ended June 30, 2021 and 2020 were as follows:

Balance as of December 31, 2019	$8,139
Contingent consideration paid	(171)
Reclassification of FY 2020 payment to accrued expenses	(1,590)
Change in contingent consideration value	(819)
Balance as of June 30, 2020	$5,559

Balance as of December 31, 2020	$6,984
Reclassification of FY 2021 payment to accrued expenses	(1,183)
Change in contingent consideration value	826
Balance as of June 30, 2021	$6,627

The difference between the amount paid in 2020 and the amount included in accrued expenses at December 31, 2019 is $87 and is included in the change in fair value of contingent consideration in the six months ended June 30, 2020 consolidated statement of operations.

The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs:

	Fair Value
	as of
	June 30,	Valuation	Unobservable
Contingent Consideration Liability	2021	Technique	Inputs
Revenue-based Payments	$6,627	Discounted Cash Flow Analysis under the Income Approach	Revenue discount factor, discount rate

Changes in the fair value of the Company’s warrant liability during the six months ended June 30, 2021 and 2020 were as follows:

Balance as of December 31, 2019	$192
Change in fair value of warrant liability	—
Balance as of June 30, 2020	$192

Balance as of December 31, 2020	$490
Change in fair value of warrant liability	2,728
Reclassification of warrant liability to stockholders’ equity	(3,218)
Balance as of June 30, 2021	$—

(5) Property and equipment, net

Property and equipment consists of the following:

	Estimated Useful	June 30,	December 31,
	Life (Years)	2021	2020
Furniture and fixtures	7	$358	$358
Computers, laptop and peripherals	5	3,055	2,367
Laboratory equipment	5	4,424	3,806
Leasehold improvements	Shorter of the lease life or 7	1,261	1,261
Total property and equipment		9,098	7,792
Less: Accumulated depreciation		(3,078)	(2,264)
Property and equipment, net		$6,020	$5,528

Total depreciation expense relating to property and equipment charged to operations for the three and six months ended June 30, 2021 was $430 and $814, respectively. Total depreciation expense relating to property and equipment charged to operations for the three and six months ended June 30, 2020 was $353 and $675, respectively.

Demo inventory consists of the following:

	Estimated	June 30,	December 31,
	Life (Years)	2021	2020
Demo inventory – gross	3	$3,193	$2,010
Less: Accumulated depreciation		(689)	(516)
Demo inventory, net		$2,504	$1,494

Total depreciation expense relating to demo equipment charged to operations for the three and six months ended June 30, 2021 was $148 and $253, respectively. Total depreciation expense relating to demo equipment charged to operations for the three and six months ended June 30, 2020 was $49 and $106, respectively.

(6) Intangible assets and goodwill

Intangible assets as of June 30, 2021 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(2,167)	$9,633	15
Developed technology	8,300	(1,906)	6,394	12
Licenses	63	(23)	40	15
Trade names and trademarks	6,300	(1,446)	4,854	12
Capitalized software	696	(66)	630	5
Non-compete agreements	300	(207)	93	4
Total intangible assets	$27,459	$(5,815)	$21,644

Intangible assets as of December 31, 2020 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(1,774)	$10,026	15
Developed technology	8,300	(1,560)	6,740	12
Licenses	63	(20)	43	15
Trade names and trademarks	6,300	(1,184)	5,116	12
Capitalized software	659	—	659	5
Non-compete agreements	300	(170)	130	4
Total intangible assets	$27,422	$(4,708)	$22,714

Total amortization expense charged to operations for the three and six months ended June 30, 2021 was $521 and $1,041, respectively. Total amortization expense charge to cost of sales for the three and six months ended June 30, 2021 was $33 and $66, respectively. Total amortization expense charged to operations for the three and six months ended June 30, 2020 was $521 and $1,041, respectively.

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

As of June 30, 2021, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows:

2021 remaining	$1,112
2022	2,202
2023	2,147
2024	2,147
2025	2,146
Thereafter	11,890
Total	$21,644

As of June 30, 2021 and December 31, 2020, the goodwill balance is $18,262.

(7) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2021	2020
Payroll and compensation	$2,816	$2,225
Current portion of contingent consideration	1,183	1,590
Inventory purchases	1,703	478
Other accrued expenses	2,986	2,722
Total accrued expenses and other current liabilities	$8,688	$7,015

(8) Debt and capital lease obligations

Term Loan Agreements

In September 2019, the Company entered into a Loan and Security Agreement with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), under which Innovatus agreed to make a term loan to the Company in an aggregate principal amount of $25,000 (the “Innovatus Term Loan”). Amounts borrowed under the Innovatus Term Loan have an initial maturity date of September 1, 2024 and accrue interest at a floating annual rate equal to the sum of (a) the greater of 5.25% or the prime rate and (b) 3.75%. For each of the first 24 months, the Company will be paying 7.25% as cash interest and deferring 1.75% of interest until October 1, 2022. Principal payments (including the amortization of the accrued interest) of $1,079 per month commence on October 1, 2022. A final payment fee of $750 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the three and six months ended June 30, 2020, the Company recorded $31 and $62, respectively, related to the amortization of the final payment fee associated with the Innovatus Term Loan.

In October 2020, the Company entered into a new debt financing arrangement with Midcap Financial Trust (the “Midcap Trust Term Loan”), for a $37,500 credit facility, consisting of a senior, secured term loan to refinance all existing indebtedness with Innovatus. The Company received $32,500 in aggregate proceeds as a result of the debt financing. In connection with its entry into the Midcap Trust Term Loan, in October 2020, the Company paid off the full balance of the Innovatus Term Loan of $26,882, including the principal, accrued interest, prepayment fee, and final fee.

The term of the Midcap Trust Term Loan is interest only for 36 months followed by 24 months of straight-line amortization. Interest on the outstanding balance of the Midcap Trust Term Loan shall be payable monthly in arrears at an annual rate of one-month LIBOR plus 6.35%, subject to a LIBOR floor of 1.50%. The interest rate was 7.85% at June 30, 2021. At the time of final payment under the Midcap Trust Term Loan, the Company is required to pay Midcap Financial Trust a final payment fee of 5.00% of the amount borrowed under the Midcap Trust Term Loan. If the Midcap Trust Term Loan is prepaid prior to the end of the term, the Company shall pay to Midcap Financial Trust a fee as compensation for the costs of being prepared to make funds available in an amount determined by multiplying the amount being prepaid by (i) three percent (3.00%) in the first year, two percent, (2.00%) in the second year and one percent (1.00%) in the third year and thereafter. A final payment fee of $1,625 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the three and six months ended June 30, 2021, the Company recorded $80 and $161, respectively, related to the amortization of the final payment fee associated with the Midcap Trust Term Loan.

Paycheck Protection Program Loan (“PPP”)

In April 2020, the Company received a $2,476 small business loan under the PPP, part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). In December 2020, we applied for forgiveness of the full loan amount. Any such forgiveness of indebtedness, in accordance with the CARES Act, does not give rise to federal taxable income. If not forgiven, the note bears interest at a rate of 1.00% and payments are scheduled to begin the latter of March 2021, or upon response by the Small Business Association (the “SBA”) regarding our forgiveness application.

The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. Such loan provides for customary events of default, including, among others, those relating to failure to make payment when due and breaches of representations. The Company may prepay the principal of the loan at any time without incurring any prepayment charges. The loan is subject to all the terms and conditions applicable under the PPP and is subject to review by the SBA for compliance with program requirements, including the Company’s certification that the current economic uncertainty made the PPP loan request necessary to support ongoing operations.

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

As the legal form of the PPP loan is a debt obligation, the Company initially accounted for it as debt under Accounting Standards Codification (ASC) 470, Debt and recorded a debt obligation of $2,476. The Company received forgiveness on the PPP Loan in June 2021 and therefore has recorded the $2,476 forgiveness of the loan within Other income (expense) on the consolidated statements of operations for the three and six months ending June 30, 2021. The forgiveness qualifies as a gain upon debt extinguishment and the related liability was removed from the consolidated balance sheets as of June 30, 2021.

Debt consists of the following:

	June 30,	December 31,
	2021	2020
Midcap Trust Term Loan	$32,500	$32,500
PPP Loan	—	2,476
Total debt	32,500	34,976
Unamortized debt discount	(464)	(515)
Accretion of final fee	220	59
Total debt, net	32,256	34,520
Less amount included as short-term	—	(1,032)
Long-term debt, net	$32,256	$33,488

As of June 30, 2021, future principal payments due under the Midcap Trust Term Loan, excluding the $1,625 final payment fee, are as follows:

Midcap Trust
Year ended:	Term Loan
December 31, 2021	$—
December 31, 2022	—
December 31, 2023	2,708
December 31, 2024	16,250
December 31, 2025	13,542
Total minimum principal payments	$32,500

As a condition precedent to the Innovatus Term Loan, the Company also sold shares of Series D Preferred Stock at the same terms provided to the other investors for an aggregate amount of $2,000 to the Lender as part of the Series D Financing. Additionally, as a condition precedent to the Innovatus Term Loan, the Company agreed to receive at least $25,000 in net proceeds from the Series D Financing by December 2019, which the Company completed on

September 27, 2019, as discussed below. In connection with the Loan and Security Agreement, the Company also issued the lender a warrant to purchase 368,779 additional shares of Series D Preferred Stock, which converted to a warrant to purchase common stock upon the IPO as discussed in Note 4, at a purchase price of $1.53 per share. The expiration date of the warrant is September 27, 2029. The holder may at any time and from time to time exercise this warrant, in whole or in part, and on any exercise of the warrant, the holder may elect to receive shares equal to the value of the warrant or portion. The initial warrant value of $192 was recorded as a debt discount and is being amortized over the term of the Innovatus Term Loan. See Note 4 for valuation of warrant.

For the six months ended June 30, 2021, the Company entered into two leases for staining equipment, computer equipment and furniture which are classified as capital lease obligations in the consolidated balance sheets as of June 30, 2021. In 2020, the Company entered into a lease for staining equipment which is classified as a capital lease in the consolidated balance sheets. As of June 30, 2021, and December 31, 2020, the current portion of the lease obligations totaled $288 and $197, respectively, and the long-term portion totaled $327 and $277, respectively.

(9) Stockholder’s equity (deficit)

In February 2021, the Board approved and in April 2021, the Company’s stockholders approved the number of shares of common stock authorized for issuance under the 2015 Plan to be increased from 4,947,214 shares to 6,020,175 shares (an increase by 1,072,961 shares).

The Company’s Amended and Restated Certificate of Incorporation authorizes it to issue 500,000,000 shares of common stock, $0.00001 par value per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. Each share of Class A common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board, subject to the prior rights of holders of all classes of stock outstanding. As of June 30, 2021 and December 31, 2020, a total of 37,136,853 and 2,563,765 shares of common stock were issued and outstanding, respectively, and 6,996,465 and 4,932,952 shares of common stock were reserved for issuance upon the exercise of outstanding stock options, respectively.

(10) Stock compensation plans

2021 Equity Incentive Plan

On March 24, 2021, the Company’s Board and on April 8, 2021, its stockholders approved and adopted the 2021 Equity Incentive Award Plan (the “2021 Plan”). The 2021 Plan became effective immediately prior to the closing of the IPO. Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. A total of 1,727,953 shares of common stock were approved to be initially reserved for issuance under the 2021 Plan. The number of shares under the 2015 Plan subject to outstanding awards as of the effective date of the 2021 Plan that are subsequently canceled, forfeited or repurchased by the Company were added to the shares reserved under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2021 Plan, beginning with January 1, 2022 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s Board.

2015 Equity Incentive Plan

The Company’s 2015 Equity Incentive Plan (the “2015 Plan”) was established for granting stock incentive awards to directors, officers, employees and consultants to the Company. The 2015 Plan provided for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units as determined by the Board. Under the 2015 Plan, stock options were generally granted with exercise prices equal to or greater than the fair value of the common stock as determined by the Board, expired no later than 10 years from the date of grant, and vested over various periods not exceeding four years. While no shares are available for future issuance under the 2015 Plan, it continues to govern outstanding equity awards granted thereunder.

Stock Options

During the six months ended June 30, 2021 and 2020, the Company granted options to employees with an aggregate fair value of $12,327 and $379, respectively, which are being recorded as compensation expense over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding), volatility of the Company’s common stock and an assumed-risk-free interest rate.

Expected Volatility. The Company uses an average historical stock price volatility of comparable public companies within a group of similar entities that were deemed to be representative of future stock price trends as the Company does not have sufficient trading history for its common stock. The Company will continue to apply this process until a sufficient amount of historical information regarding volatility of its own stock price options becomes available.

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

During the six months ended June 30, 2021, the Company granted options to purchase 1,610,842 shares of common stock at a weighted average fair value of $7.65 per share and a weighted average exercise price of $15.23 per share. During the six months ended June 30, 2020, the Company granted options to purchase 820,020 shares of common stock at a weighted average fair value of $0.46 per share and a weighted average exercise price of $0.57 per share. For the three and six months ended June 30, 2021 and 2020, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Weighted-average risk-free interest rate	1.0%	0.4%	1.0%	1.0%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	50.4%	49.4%	50.9%	45.6%
Expected term	5.8 years	6.0 years	6.0 years	5.2 years

Stock-based compensation related to the Company’s stock-based awards was recorded as an expense and allocated as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of goods sold	$31	$2	$47	$4
Selling, general and administrative	1,090	36	1,273	267
Research and development	95	13	150	92
Total stock-based compensation	$1,216	$51	$1,470	$363

As of June 30, 2021, and 2020, there was $10,917 and $466, respectively, of total unrecognized compensation cost related to non-vested stock options. The Company expects to recognize that cost over a remaining weighted-average period of 3.4 and 2.7 years as of June 30, 2021 and 2020, respectively.

(11) Employee stock purchase plan

On March 24, 2021, the Board and on April 8, 2021, its stockholders approved and adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective in connection with the closing of the Company’s IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. A total of 172,795 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2022 and ending with January 1, 2030, by an amount equal to 0.5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s Board. No shares have been issued under the ESPP at June 30, 2021.

(12) Income taxes

During the three and six months ended June 30, 2021 and 2020, the Company recorded a tax benefit (provision) of $6, $12, ($39), and ($77), respectively. The tax benefit and provision consist primarily of foreign income taxes and state taxes in the United States. The provision differs from the U.S. federal statutory rate of 21% primarily due to the full valuation allowance recorded against the U.S. deferred tax assets, including the current year to date losses. The Company maintains a valuation allowance against its U.S. deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act included several provisions that provide economic relief for individuals and businesses. The CARES Act, among other things, included tax provisions relating to refundable payroll tax credits, the deferral of employer’s social security payments, and modifications to net operating loss carryback provisions. On December 27, 2020, the Consolidated Appropriations Act of 2021 (the “CAA”), which includes the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act and the American Rescue Plan Act of 2021, was signed into law and provided further COVID-19 economic relief with an expansion of the employee retention credit. In March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. Upon determination that the employer has complied with all of the conditions required to receive the credit, a receivable is recognized and the credit reduces salaries and wages. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when earned. During the second quarter of 2021, we determined that we qualify for the employee retention credit as it relates to wages paid during the twelve months ended December 31, 2020, as well as wages paid during the first and second fiscal quarters of 2021. As a result, we recorded a net benefit of $2,825 related to the employee retention credit as a reduction to payroll expense for the three and six months ended June 31, 2021 and recorded a gross receivable of $3,332 within Prepaid expenses and other current assets as of June 31, 2021.

(13) Commitments and contingencies

Operating Leases

In November 2017, the Company entered into a month to month tenancy agreement for office and laboratory space in Menlo Park, CA. In connection with this agreement, the Company paid a security deposit totaling $56, which is recorded as a component of prepaid expenses and other current assets in the Consolidated Balance Sheet.

In July 2019, the Company entered into a seven-year office lease agreement for office and laboratory space in Marlborough, MA. In connection with this agreement, the Company paid a security deposit totaling $450 in the form of a letter of credit. On June 18, 2021, the Company entered into an amendment to reduce its letter of credit to $300. The Company’s letter of credit is recorded as restricted cash in the Consolidated Balance Sheet. Additionally, in July 2019, the Company signed a seven-year lease agreement for office and laboratory space in Menlo Park, CA. In connection with this agreement, the Company paid a security deposit totaling $181, which is recorded as a component of long-term assets in the Consolidated Balance Sheet; the lease commencement date was May 2020.

Contractual cash payments for the Marlborough and Menlo Park leases as of June 30, 2021 by fiscal year are as follows:

2021 remaining	$575
2022	1,179
2023	1,219
2024	1,259
2025	1,300
Thereafter	1,399
Total	$6,931

Total rent expense for the three and six months ended June 30, 2021 was $308 and $627, respectively. Total rent expense for the three and six months ended June 30, 2020 was $299 and $572, respectively.

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

In September 2018, in connection with the acquisition of the QPS division of PKI, the Company entered into a License Agreement with PKI, pursuant to which PKI granted the Company an exclusive, nontransferable, sublicensable license under certain patent rights to make, use, import and commercialize QPS products and services. The Company is required to pay royalties on net sales of products and services that are covered by patent rights under the agreement at a rate ranging from 1.0% to 7.0%. The Company recorded approximately $1,183 and $1,590 of accrued royalties in connection with this agreement as of June 30, 2021 and December 31, 2020, respectively, payable in the first quarter of 2022 and 2021, respectively.

Research Agreements

In 2019 the Company entered into a research arrangement with an unrelated third party. Under this arrangement, we are obligated to pay such third party $500, $415, and $120 in 2021, 2022, and 2023, respectively.

(14) Net loss per share attributable to common stockholders

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards. Awards granted with performance conditions are excluded from the shares used to compute diluted earnings per share until the performance conditions associated with the awards are met.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Net loss	$(5,563)	$(4,585)	$(13,645)	$(6,728)
Dividends accrued on redeemable convertible preferred stock	(245)	(1,190)	(1,435)	(2,380)
Accretion of redeemable convertible preferred stock	(296)	(296)	(296)	(296)
Adjusted net loss attributable to common stockholders	$(6,104)	$(6,071)	$(15,376)	$(9,404)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	29,974,811	2,292,510	16,415,800	2,290,689
Basic and diluted net loss per common share outstanding	$(0.20)	$(2.65)	$(0.94)	$(4.11)

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

	June 30,
	2021	2020
Series A Convertible Preferred Stock (as converted to common stock)	—	2,151,641
Series B Redeemable Convertible Preferred Stock (as converted to common stock)	—	5,886,405
Series C Redeemable Convertible Preferred Stock (as converted to common stock)	—	11,473,110
Series D Redeemable Convertible Preferred Stock (as converted to common stock)	—	7,034,423
Outstanding stock options	4,957,855	3,943,036
Performance-based stock options	—	28,163
Warrant to purchase Series D convertible preferred stock (as converted to common stock)	—	158,274
Warrant to purchase common stock	158,274	—
Total	5,116,129	30,675,052

(15) Segments

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

The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

North America	$6,401	$3,433	$11,610	$8,298
APAC	3,009	2,036	6,699	5,892
EMEA	3,661	3,091	6,974	5,391
Total Revenue	$13,071	$8,560	$25,283	$19,581

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

North America	49%	40%	46%	42%
APAC	23%	24%	26%	30%
EMEA	28%	36%	28%	28%
Total Revenue	100%	100%	100%	100%

North America includes the United States and related territories, as well as Canada. APAC also includes Australia. For the three and six months ended June 30, 2021, we had one country outside of the United States with 17% and 16% of total revenue, respectively. For the three and six months ended June 30, 2020, we had countries outside of the United States with 13% and 10% of total revenue, and 15% and 11% of total revenue, respectively.

As of June 30, 2021 and December 31, 2020, substantially all of the Company’s long-lived assets are located in the United States.

(16) Related party transactions

Argonaut Manufacturing Services Inc. (“AMS”) is a portfolio company of Telegraph Hill Partners, which holds greater than 5% of our total outstanding shares. During the three and six months ended June 30, 2021, the Company incurred costs of goods sold of approximately $744 and $1,235, respectively, related to sales of consumables manufactured by AMS. During the three and six months ended June 30, 2020, the Company incurred costs of goods sold of approximately $241 and $441, respectively, related to sales of consumables manufactured by AMS. As of June 30, 2021 and December 31, 2020, $2,097 and $1,300, respectively, is included in inventory related to consumables manufactured by AMS. As of June 30, 2021 and December 31, 2020, the Company had $967 and $569 in accounts payable, respectively, due to AMS.

(17) Subsequent events

The Company has evaluated subsequent events from the Consolidated Balance Sheet date through August 11, 2021, which is the date the consolidated financial statements were issued.

In July of 2021, the Company signed an amendment to its lease in Menlo Park, California to expand the space to include approximately 11,349 rentable square feet on the first and second floor of its existing space. The lease commencement date is the earlier of (i) the date that the Company commences business operations in the expansion premises, or (ii) August 2, 2021, with a term continuing until May 31, 2027. Effective as of the commencement date and throughout the term of the lease, the Company will be obligated to pay an aggregate of $5,219 in lease payments, ranging from $797 to $946 in annual rent throughout the lease term.

In August of 2021, the Company signed a 30-month lease with MTP Equity Partners, LLC for office space in Marlborough, MA. The leased premises contains approximately 23,296 rentable square feet. The lease commencement date is August 1, 2021. The Company will be obligated to pay an aggregate of $1,211 in lease payments, with approximately $500 in annual base rent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2020 included in the Prospectus. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those in the Prospectus, as referred to in the section titled “Risk Factors” under Part II, Item 1A below. Please also see the section titled “Special note regarding forward looking statements.”

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

For the three and six months ended June 30, 2021 and 2020, revenue from North America accounted for approximately 49%, 46%, 40% and 42% of our revenue, respectively.

As of June 30, 2021, we employed a commercial team of 87 employees, including many with significant industry and technical experience. We follow a direct sales model in North America and EMEA, while selling through third party distributors and dealers in APAC.

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

As of the date of this Quarterly Report on Form 10-Q, we have financed our operations primarily from the issuance and sale of convertible preferred stock and borrowings under our long-term debt agreement, and our IPO. We have incurred net losses in each year since our inception in 2015. Our net losses were $5.6 million, $13.6 million, $4.6 million and $6.7 million for the three and six months ended June 30, 2021 and 2020, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	attract, hire and retain qualified personnel, including the expansion of our commercial capabilities and organizations;
●	market and sell new and existing solutions and services;
●	invest in processes and infrastructure to scale our business;
●	support research and development to introduce new solutions;
●	expand, protect and defend our intellectual property; and
●	acquire complementary businesses or technologies to support the growth of our business.

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

Drive incremental pull through

We believe that expansion of our installed base to new and existing customers will drive an increase in our recurring reagent and instrument service revenue. In addition, as our research and development team identifies and launches new applications and biomarker targets, we expect to increase incremental pull through on our existing and new instrument installed base. Recurring revenue was 46%, 40%, 34%, and 35% of total revenue for the three and six months ended June 30, 2021 and 2020, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our installed base expands, we expect recurring revenue on an absolute basis to increase and become an increasingly important contributor to our revenue.

Improve revenue mix and gross margin

Our revenue is primarily derived from sales of our platforms, consumables, software, and services. Our revenue mix will fluctuate from period-to- period, particularly revenue generated from instrument sales. As our installed base grows, we expect consumables and instrument service revenue to constitute a larger percentage of total revenue.

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

COVID-19 Impact

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization. In the following weeks, many states and counties across the United States responded by implementing a number of measures designed to prevent its spread, including stay-at -home or shelter-in- place orders, quarantines and closure of all non- essential businesses. While conditions appear to be improving, particularly as more people get vaccinated, the impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

Impacts in 2020 and 2021 to our business as a result of COVID-19 include disruptions to our manufacturing operations and supply chain caused by facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, decreased productivity and unavailability of materials or components, limitations on our employees’ and customers’ ability to travel, and delays in product installations, trainings or shipments to and from affected countries and within the United States. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate, including temporarily closing our offices to visitors and limiting the number of employees in our offices to those that are deemed essential for manufacturing and research purposes beginning in Spring 2020. As COVID-19 related restrictions ease and more people get vaccinated, we have begun the process of transitioning those personnel who are comfortable working in an office setting back to our corporate office facility, but a significant number of our personnel continue to work from home. We also expect that customer, employee and industry events may return in-person if COVID-19 related restrictions continue to ease.

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

Historically, a significant portion of our field sales, customer training events and other application services have been conducted in person, and the rollout of our new products has historically been supported by our participation at industry conferences. As a result of the COVID- 19 pandemic, and the precautionary measures that we have adopted, substantially all of our field sales and professional services activities have been conducted remotely for over a year, which has resulted in a decrease in our travel expenditures. However, we expect our travel expenditures to increase in the future as COVID-19 restrictions ease, which could negatively impact our financial condition and results of operations. As of the date of this Quarterly Report on Form 10-Q, we do not yet know the extent of the negative impact of such restrictions and precautionary measures on our ability to attract new customers or retain and expand our relationships with existing customers over the near and long term. The length of time and full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and difficult to predict.

License Agreements

In November 2015, we entered into an exclusive (equity) agreement with Stanford, pursuant to which Stanford granted us an exclusive, worldwide, sublicensable (subject to certain requirements) license under certain patent rights to make, use, import and commercialize products for diagnostic, industrial and research and development purposes. We agreed to pay annual license maintenance fees ranging from $20 thousand to $50 thousand for the royalty-bearing license to certain patents. We also issued a total of 91,559 shares of Class B common stock pursuant to the agreement in 2015, which were recorded at fair value at the date of issuance. We are required to pay royalties on net sales of products that are covered by patent rights under the agreement at a rate of 2.25%, subject to reductions and offsets in certain circumstances, as well as a portion of any of our sublicensing income.

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

During the three and six months ended June 30, 2021 and 2020, our instrument placements were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Instrument Placements:	31	25	68	57

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

Components of results of operations

Revenue

Product Revenue

We generate product revenue from the sale of our instruments, consumables and software products. Instrument sales accounted for 58%, 63%, 72% and 73% of our product revenue for the three and six months ended June 30, 2021 and 2020, respectively. Consumables revenue accounted for 40%, 33%, 24% and 24% of our product revenue for the three and six months ended June 30, 2021 and 2020, respectively.

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

During the three and six months ended June 30, 2021 and 2020, respectively, our revenue was comprised of the following sources:

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2021	2020	2021	2020
Revenue:
Product revenue	$10,719	$6,186	$20,682	$15,115
Service and other revenue	2,352	2,374	4,601	4,466
Total revenue	$13,071	$8,560	$25,283	$19,581

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

Gross profit was $8.1 million compared to $5.3 million for the three months ended June 30, 2021 and 2020, respectively, and $15.5 million compared to $12.0 million for the six months ended June 30, 2021 and 2020 respectively.

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

Change in fair value of warrant liability. Prior to our IPO, we classified our outstanding warrant to purchase shares of our Series D redeemable convertible preferred stock as a liability on our balance sheets at its estimated fair value since the underlying redeemable convertible preferred stock was classified as temporary equity. At the end of each reporting period, changes in the estimated fair value during the period were recorded as a component of other income (expense). In connection with our IPO, this warrant was adjusted to become a warrant to purchase shares of our common stock and met the criteria to be classified within stockholders’ equity; therefore, the warrant was no longer subject to liability accounting. Accordingly, the fair value of the warrant liability was reclassified to stockholders’ equity.

Gain on extinguishment of debt.   Gain on extinguishment of debt relates to forgiveness of our PPP loan.

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

Results of operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in the Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2021	2020	2021	2020
Product revenue	$10,719	$6,186	$20,682	$15,115
Service and other revenue	2,352	2,374	4,601	4,466
Total revenue	13,071	8,560	25,283	19,581
Cost of goods sold:
Cost of product revenue	$3,180	$2,538	$6,787	$6,004
Cost of service and other revenue	1,757	752	2,957	1,611
Total cost of goods sold	4,937	3,290	9,744	7,615
Gross profit	8,134	5,270	15,539	11,966
Operating expenses:
Selling, general and administrative	10,066	5,105	18,245	11,454
Research and development	2,947	2,420	6,139	4,792
Change in fair value of contingent consideration	400	655	826	(906)
Depreciation and amortization	1,099	922	2,108	1,821
Total operating expenses	14,512	9,102	27,318	17,161
Loss from operations	(6,378)	(3,832)	(11,779)	(5,195)
Other income (expense):
Interest expense, net	(757)	(658)	(1,508)	(1,295)
Change in fair value of warrant liability	(858)	—	(2,728)	—
Gain on extinguishment of debt	2,476	—	2,476	—
Other expense, net	(52)	(56)	(118)	(161)
Loss before benefit (provision) for income taxes	(5,569)	(4,546)	(13,657)	(6,651)
Benefit (provision) for income taxes	6	(39)	12	(77)
Net loss	$(5,563)	$(4,585)	$(13,645)	$(6,728)

Comparison of the three months ended June 30, 2021 and 2020

Revenue

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Product revenue	$10,719	$6,186	4,533	73%
Service and other revenue	2,352	2,374	(22)	(1)%
Total revenue	$13,071	$8,560	4,511	53%

Product revenue increased by $4.5 million, or 73%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily driven by a $2.8 million increase in consumable revenue resulting from a larger installed base of 618 systems as of June 30, 2021, as compared to 489 systems as of June 30, 2020, and a $1.8 million increase in instrument revenue resulting from 31 new system placements during the three months ended June 30, 2021, compared to 25 new system placements for the three months ended June 30, 2020.

Service and other revenue remained fairly flat for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The change was primarily due to a $0.4 million decrease relating to lab services operations, offset by a $0.3 increase from instrument service, primarily driven by the increase in our installed base and customers renewing their service and warranty contracts, and a $0.1 increase to shipping revenue.

Costs of Goods Sold, Gross Profit and Gross Margin

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Cost of product revenue	$3,180	$2,538	$642	25%
Cost of service and other revenue	1,757	752	1,005	134%
Total cost of goods sold	$4,937	$3,290	$1,647	50%
Gross profit	$8,134	$5,270	$2,864	54%
Gross margin	62%	62%

Cost of product revenue increased by $0.6 million, or 25%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase in cost of product revenue was primarily driven by costs associated with increased instrument and consumable sales, partially offset by a change of mix in instrument revenue as compared to consumables revenue. Cost of service and other revenue increased by $1.0 million, or 134%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily due to increases in costs of shipping associated with higher instrument sales, as well as increases in extended warranty costs as there were higher customer renewals due to the maturity of the installed base.

Gross profit increased by $2.9 million, or 54%, and gross margin remained consistent for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to a higher mix of consumables revenue driven by a higher install base. Additionally, the Company recorded a $0.2 million reduction to cost of goods sold in the three months ended June 30, 2021, associated with the employee retention credit.

Operating Expenses

Selling, General and Administrative

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Selling, general and administrative	$10,066	$5,105	$4,961	97%

Selling, general and administrative expense increased by $5.0 million, or 97%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily due to a $2.2 million increase in professional fees and other third-party fees, which are largely incremental costs of operating a public business, including increased marketing, legal, accounting, insurance, and other consulting costs. Additionally, there was a $1.5 million increase in personnel-related expenses due to an increase in headcount to support the growth in our overall operations in anticipation of and subsequent to our IPO, net of $1.6 million credit associated with the employee retention credit. Remaining increases are due to higher costs in recruiting, facilities, supplies, software licenses and subscriptions, and other related costs.

Research and development

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Research and development	$2,947	$2,420	$527	22%

Research and development expense increased by $0.5 million, or 22%, for the three months ended June 30, 2021, compared to the year ended June 30, 2020. The increase was primarily due to a $0.6 million increase in third-party consulting and lab supplies consumed as the Company has ramped up its efforts in anticipation of and subsequent to the IPO. Additionally, net of the impact of the employee retention credit of $1.0 million, current period personnel-related expenses were approximately flat quarter-over-quarter. On a gross basis there was an increase in personnel-related expenses resulting from increased headcount.

Change in fair value of contingent consideration

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Change in fair value of contingent consideration	$400	$655	$(255)	(39)%

Change in fair value of contingent consideration decreased by $0.3 million, or 39%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due to current period remeasurement.

Depreciation and amortization

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Depreciation and amortization	$1,099	$922	$177	19%

The $0.2 million increase in depreciation and amortization expense was primarily related to an increase in property and equipment as of June 30, 2021 as compared to June 30, 2020.

Interest expense

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Interest expense	$757	$658	$99	15%

Interest expense increased by $0.1 million, or 15%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

The increase was primarily due to increased debt levels as of June 30, 2021 as compared to June 30, 2020.

Change in fair value of warrant liability

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Change in fair value of warrant liability	$858	$—	$858	100%

Change in fair value of warrant liability increased by $0.9 million, or 100%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020 due to current period remeasurement.

Gain on extinguishment of debt

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Gain on extinguishment of debt	$2,476	$—	$2,476	100%

Gain on extinguishment of debt increased by $2.5 million, or 100%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020 due to forgiveness of our PPP Loan in the second quarter of 2021.

Other expense, net

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Other expense, net	$52	$56	$(4)	(7)%

Other expense, net decreased by $4.0 thousand for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

Comparison of the six months ended June 30, 2021 and 2020

Revenue

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Product revenue	$20,682	$15,115	5,567	37%
Service and other revenue	4,601	4,466	135	3%
Total revenue	$25,283	$19,581	5,702	29%

Product revenue increased by $5.6 million, or 37%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily driven by a $3.3 million increase in consumable revenue resulting from a larger installed base as of 618 systems as of June 30, 2021, as compared to 489 systems as of June 30, 2020, a $2.0 million increase in instrument revenue resulting from 68 new system placements during the six months ended June 30, 2021, compared to 57 new system placements for the six months ended June 30, 2020, as well as a $0.3 million increase in standalone software products due to incremental third party software sales completed during the six months ended June 30, 2021.

Service and other revenue increased by $0.1 million, or 3%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The growth was primarily due a $0.9 increase from instrument service during the six months ended June 30, 2021, primarily driven by the increase in our installed base and customers renewing their service and warranty contracts, offset by a $0.9 million decrease relating to our lab services operations.

Costs of Goods Sold, Gross Profit and Gross Margin

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Cost of product revenue	$6,787	$6,004	$783	13%
Cost of service and other revenue	2,957	1,611	1,346	84%
Total cost of goods sold	$9,744	$7,615	$2,129	28%
Gross profit	$15,539	$11,966	$3,573	30%
Gross margin	61%	61%

Cost of product revenue increased by $0.8 million, or 13%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase in cost of product revenue was primarily driven by costs associated with increased instrument and consumable sales, partially offset by a change of mix in instrument revenue as compared to consumables revenue. Cost of service and other revenue increased by $1.3 million, or 84%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily due to increases in costs of shipping associated with higher instrument sales, as well as increases in extended warranty costs as there were higher customer renewals due to maturity of the installed base.

Gross profit increased by $3.6 million, or 30%, and gross margin remained consistent for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to a higher mix of consumables revenue driven by a higher install base. Additionally, the Company recorded a $0.2 million reduction to cost of goods sold in the six months ended June 30, 2021, associated with the employee retention credit.

Operating Expenses

Selling, General and Administrative

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Selling, general and administrative	$18,245	$11,454	$6,791	59%

Selling, general and administrative expense increased by $6.8 million, or 59%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2021. The increase was primarily due to a $2.7 million increase in professional fees and other third-party fees, which are largely incremental costs of operating a public business, including increased marketing, legal, accounting, insurance, and other consulting costs. Additionally, there was a $2.7 million in personnel-related expenses due to an increase in headcount to support the growth in our overall operations in anticipation of our IPO, net of $1.6 million associated with the employee retention credit. Remaining increases due to higher costs in recruiting, facilities, supplies, software licenses and subscriptions, and other related costs.

Research and development

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Research and development	$6,139	$4,792	$1,347	28%

Research and development expense increased by $1.3 million, or 28%, for the six months ended June 30, 2021, compared to the year ended June 30, 2020. The increase was primarily due to a $0.7 million increase in lab supplies consumed as the Company has ramped up its efforts in anticipation of and subsequent to our IPO, a $0.2 million increase in personnel- related expenses, resulting from increased headcount, which was partially offset by $1.0 million associated with the employee retention credit, as well as other immaterial increases.

Change in fair value of contingent consideration

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Change in fair value of contingent consideration	$826	$(906)	$1,732	(191)%

Change in fair value of contingent consideration increased by $1.7 million, or 191%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 due to current period remeasurement.

Depreciation and amortization

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Depreciation and amortization	$2,108	$1,821	$287	16%

The $0.3 million increase in depreciation and amortization expense was primarily related to an increase in property and equipment as of June 30, in 2021 as compared to June 30, 2020.

Interest expense

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Interest expense	$1,508	$1,295	$213	16%

Interest expense increased by $0.2 million, or 16%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

The increase was primarily due to increased debt levels as of June 30, 2021 as compared to June 30, 2020.

Change in fair value of warrant liability

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Change in fair value of warrant liability	$2,728	$—	$2,728	100%

Change in fair value of warrant liability increased by $2.7 million, or 100%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 due to current period remeasurement.

Gain on extinguishment of debt

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Gain on extinguishment of debt	$2,476	$—	$2,476	100%

Gain on extinguishment of debt increased by $2.5 million, or 100%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 due to forgiveness of our PPP Loan in the second quarter of 2021.

Other expense, net

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Other expense, net	$118	$161	$(43)	(27)%

Other expense, net decreased by $43.0 thousand for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $135.5 million in cash and cash equivalents which were primarily held in U.S. short-term bank deposit accounts.

Since our inception, we have experienced losses and negative cash flows from operations, and as of June 30, 2021, we had a consolidated net loss of $13.6 million and an accumulated deficit of $66.8 million. We have primarily relied on equity and debt financings to fund our operations to date.

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

Sources of Liquidity

Since our inception, we have financed our operations primarily from the issuance and sale of our convertible preferred stock and borrowings under long-term debt agreements. In April 2021, we completed our IPO, resulting in the receipt of aggregate proceeds of $138.6 million, net of offering costs, underwriter discounts and commissions of $12.8 million.

Convertible preferred stock financings

Through June 30, 2021, we have raised a total of $60.5 million from the issuance and sale of convertible preferred stock, net of costs associated with such financings. Most recently, in 2019 we issued shares of Series D convertible preferred stock for gross proceeds of $25.0 million. All preferred stock converted to common stock immediately prior to the IPO.

Payroll Protection Program loan

During April 2020, we received a $2.48 million small business loan under the Payroll Protection Program, part of the Coronavirus Aid, Relief and Economic Security Act, the CARES Act. We expect a portion of the loan to be forgiven under the provisions of the program. See “Risks Related to Our Business and Strategy — We received economic stimulus funding under the CARES Act.” The PPP Loan was forgiven in June 2021.

Midcap Trust Term Loan

In October 2020, we entered into the Midcap Trust Term Loan, for a $37.5 million credit facility, consisting of a senior, secured term loan to refinance all existing indebtedness with Innovatus. We realized $32.5 million in aggregate proceeds as a result of the debt financing. The term of the Midcap Trust Term Loan is interest only for 36-months followed by 24-months of straight-line amortization with a final maturity date of October 27, 2025. Interest on the outstanding balance of the Midcap Trust Term Loan shall be payable monthly in arrears at an annual rate of one-month LIBOR plus 6.35%, subject to a LIBOR floor of 1.50%.

The Midcap Trust Term Loan is subject to a minimum revenue financial covenant measuring our last twelve months trailing revenue, tested on a monthly basis.

The Midcap Trust Term Loan is collateralized by substantially all of our assets. The agreement contains customary negative covenants that limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity. The agreement also contains customary affirmative covenants, including requirements to, among other things, deliver audited financial statements. If we default under the Midcap Trust Term Loan and if the default is not cured or waived, the lender could cause any amounts outstanding to be payable immediately. Under certain circumstances, the lender could also exercise its rights with respect to the collateral securing such loans. Moreover, any such default would limit our ability to obtain additional financing, which may have an adverse effect on our cash flow and liquidity.

We were in compliance with all covenants under the Midcap Trust Term Loan as of June 30, 2021.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six months ended
	June 30,
($ in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(16,819)	$(2,956)
Investing activities	(1,854)	(2,023)
Financing activities	136,930	(241)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$118,257	$(5,220)

Operating activities

Net cash used in operating activities increased by $13.9 million to $16.8 million in the six months ended June 30, 2021 compared to $3.0 million in the six months ended June 30, 2020. This increase is attributable to a net loss of $13.6 million, offset by non-cash charges of $4.9 million. Non-cash charges primarily consisted of $2.7 million in change in fair value of warrant liability, $2.2 million of depreciation and amortization, $0.8 million in change in fair value of contingent consideration, and $0.2 million of non-cash interest expense, offset by $2.5 million gain on extinguishment of debt.

Investing activities

Net cash used in investing activities was $1.9 million in the six months ended June 30, 2021 compared to $2.0 million during the six months ended June 30, 2020. The decrease was primarily driven by purchases of property and equipment of $1.9 million.

Financing activities

Net cash provided by (used in) financing activities was $136.9 thousand for the six months ended June 30, 2021 compared with ($0.2) million for the six months ended June 30, 2020. In April of 2021, the Company received $138.6 million in net IPO proceeds, after deducting underwriting discounts and commissions and other offering expenses. During the six months ended June 30, 2021, we paid out $1.6 million in contingent consideration as compared to $2.6 million during the six months ended June 30, 2020. Remaining changes were immaterial.

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

Fixed rate debt. In October 2020, we entered into the Midcap Trust Term Loan, which is due in October 2025, and carries a fixed interest rate of 7.85% per annum. If we refinance the Midcap Trust Term Loan or enter into new debt arrangements, interest rates could increase and thereby increase our financing costs and increase our net loss. A hypothetical 100 basis point change in interest rates would not have a material impact on interest expense for the six months ended June 30, 2021.

Bank deposit, money market and note receivable exposure. As of June 30, 2021, we had cash and cash equivalents, including restricted cash, of $135.8 million, which consisted primarily of bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These bank deposits generate interest income at variable rates below 1%. A hypothetical 100 basis point decrease in interest rates would not have a material impact on interest income or net loss.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in the Prospectus.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021. There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1	333-254760	3.3	3/26/2021
3.2	Amended and Restated Bylaws	S-1	333-254760	3.4	3/26/2021
4.1	Amended and Restated Investors’ Rights Agreement, dated September 27, 2019, by and among the Registrant and certain of its stockholders	S-1	333-254760	10.15	3/26/2021
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1 *	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2 *	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Akoya Biosciences, Inc.

Date: August 11, 2021	By:	/s/ Brian McKelligon
Brian McKelligon
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2021	By:	/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer
(Principal Financial and Accounting Officer)