Form 10-Q
period 2021-09-30
Akoya Biosciences, Inc.
filed 2021-11-09
CIK 1711933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Number of shares of the registrant’s common shares outstanding at October 31, 2021: 37,207,823

AKOYA BIOSCIENCES, INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets at September 30, 2021 (Unaudited) and December 31, 2020	2
Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2021 and 2020	3
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited) for the Three and Nine Months Ended September 30, 2021 and 2020	4
Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2021 and 2020	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	41
Item 4. Mine Safety Disclosures	41
Item 5. Other Information	41
Item 6. Exhibits	42
Signatures	43

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

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$120,150	$17,006
Accounts receivable, net	9,605	6,470
Inventories, net	6,093	4,263
Prepaid expenses and other current assets	9,812	957
Total current assets	145,660	28,696
Property and equipment, net	6,492	5,528
Restricted cash – long term	301	502
Demo inventory, net	2,984	1,494
Intangible assets, net	21,374	22,714
Goodwill	18,262	18,262
Other assets	338	464
Total assets	$195,411	$77,660
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,071	$5,074
Accrued expenses and other current liabilities	8,596	7,015
Current portion of capital lease obligations	279	197
Deferred revenue	4,354	3,844
Current portion of long-term debt	—	1,032
Total current liabilities	17,300	17,162
Deferred revenue, net of current portion	1,136	1,008
Long-term debt, net of current portion and debt discount	32,363	33,488
Deferred tax liability, net	134	170
Capital lease obligations, net of current portion	262	277
Warrant liability	—	490
Contingent consideration liability (Note 4), net of current portion	6,824	6,984
Total liabilities	58,019	59,579
Redeemable Convertible Preferred Stock:
Series B Redeemable Convertible Preferred Stock, $0.00001 par value; 0 shares authorized, issued and outstanding at September 30, 2021; 13,715,330 authorized, issued and outstanding at December 31, 2020 (preference in liquidation of $0 and $11,500 at September 30, 2021 and December 31, 2020, respectively)	—	11,500
Series C Redeemable Convertible Preferred Stock, $0.00001 par value; 0 shares authorized, issued and outstanding at September 30, 2021; 26,732,361 shares authorized, issued and outstanding at December 31, 2020 (preference in liquidation of $0 and $30,107 at September 30, 2021 and December 31, 2020, respectively)	—	30,107
Series D Redeemable Convertible Preferred Stock, $0.00001 par value; 0 shares authorized, issued, and outstanding at September 30, 2021; 16,758,996 shares authorized; 16,390,217 shares issued and outstanding at December 31, 2020 (preference in liquidation of $0 and $27,500 at September 30, 2021 and December 31, 2020, respectively)	—	27,500
Total redeemable convertible preferred stock	—	69,107
Stockholders’ equity (deficit):
Series A Convertible Preferred Stock, $0.00001 par value; 0 shares authorized, issued and outstanding at September 30, 2021; 5,013,333 shares authorized, issued and outstanding at December 31, 2020 (preference in liquidation of $0 and $1,253 at September 30, 2021 and December 31, 2020, respectively)	—	1,253
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2021; 0 shares authorized, issued and outstanding at December 31, 2020	—	—
Class A Common Stock, $0.00001 par value; 500,000,000 shares authorized; 37,177,371 shares issued and outstanding at September 30, 2021; 62,220,020 shares authorized; 0 shares issued and outstanding at December 31, 2020	2	—
Class B Common Stock, $0.00001 par value; 0 shares authorized, issued, and outstanding at September 30, 2021; 16,822,202 shares authorized; 2,563,765 issued and outstanding at December 31, 2020	—	1
Additional paid in capital	215,824	—
Accumulated deficit	(78,434)	(52,280)
Total stockholders’ equity (deficit)	137,392	(51,026)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$195,411	$77,660

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except share & per share data)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Revenue:
Product revenue	$10,874	$7,852	$31,556	$22,967
Service and other revenue	2,602	2,102	7,203	6,568
Total revenue	13,476	9,954	38,759	29,535
Cost of goods sold:
Cost of product revenue	$3,594	$2,752	$10,381	$8,756
Cost of service and other revenue	1,429	1,168	4,386	2,779
Total cost of goods sold	$5,023	$3,920	$14,767	$11,535
Gross profit	$8,453	$6,034	$23,992	$18,000
Operating expenses:
Selling, general and administrative	13,725	5,712	31,970	17,166
Research and development	3,999	2,279	10,138	7,071
Change in fair value of contingent consideration	224	739	1,050	(167)
Depreciation and amortization	1,244	971	3,352	2,792
Total operating expenses	19,192	9,701	46,510	26,862
Loss from operations	(10,739)	(3,667)	(22,518)	(8,862)
Other income (expense):
Interest expense, net	(763)	(683)	(2,271)	(1,978)
Change in fair value of warrant liability	—	—	(2,728)	—
Gain on extinguishment of debt	—	—	2,476	—
Other expense, net	(126)	57	(244)	(104)
Loss before benefit (provision) for income taxes	(11,628)	(4,293)	(25,285)	(10,944)
Benefit (provision) for income taxes	11	9	23	(68)
Net loss	$(11,617)	$(4,284)	$(25,262)	$(11,012)
Dividends accrued on redeemable convertible preferred stock	—	(1,190)	(1,435)	(3,570)
Accretion of redeemable convertible preferred stock	—	(296)	(296)	(296)
Adjusted net loss attributable to common stockholders	(11,617)	(5,770)	(26,993)	(14,878)
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(2.44)	$(1.15)	$(6.43)
Weighted-average shares outstanding, basic and diluted	37,162,489	2,363,063	23,407,358	2,314,990

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(in thousands, except share data)

	Series B		Series C		Series D
	Redeemable		Redeemable		Redeemable		Series A
	Convertible		Convertible		Convertible		Convertible		Class A		Class B		Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	equity (deficit)
Balance at December 31, 2020	13,715,330	$11,500	26,732,361	$30,107	16,390,217	$27,500	5,013,333	$1,253	—	$—	2,563,765	$1	$—	$(52,280)	$(51,026)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	271,334	—	44	—	44
Accrued dividends	—	180	—	510	—	500	—	—	—	—	—	—	(298)	(892)	(1,190)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,082)	(8,082)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	254	—	254
Balance at March 31, 2021	13,715,330	$11,680	26,732,361	$30,617	16,390,217	$28,000	5,013,333	$1,253	—	$—	2,835,099	$1	$—	$(61,254)	$(60,000)
Conversion of Class B shares									2,835,099	1	(2,835,099)	(1)	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	189,175	—	—	—	99	—	99
Accrued dividends	—	37	—	105	—	103	—	—	—	—	—	—	(245)	—	(245)
Initial public offering of common stock	—	—	—	—	—	—	—	—	7,567,000	—	—	—	138,553	—	138,553
Conversion of preferred stock into common stock in connection with the IPO	(13,715,330)	(11,717)	(26,732,361)	(30,722)	(16,390,217)	(28,103)	(5,013,333)	(1,253)	26,545,579	1	—	—	71,794	—	70,542
Reclassification of warrant liability to equity	—	—	—	—	—	—	—	—	—	—	—	—	3,219	—	3,219
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,563)	(5,563)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,216	—	1,216
Balance at June 30, 2021	—	$—	—	$—	—	$—	—	$—	37,136,853	$2	—	$—	$214,636	$(66,817)	$147,821
Exercise of stock options	—	—	—	—	—	—	—	—	40,518	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,617)	(11,617)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,158	—	1,158
Balance at September 30, 2021	—	$—	—	$—	—	$—	—	$—	37,177,371	$2	—	$—	$215,824	$(78,434)	$137,392

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(in thousands, except share data)

	Series B		Series C		Series D
	Redeemable		Redeemable		Redeemable		Series A
	Convertible		Convertible		Convertible		Convertible		Class A		Class B		Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	deficit
Balance at December 31, 2019	13,715,330	$10,780	26,732,361	$28,067	16,390,217	$25,500	5,013,333	$1,253	—	$—	2,286,872	$1	$—	$(31,413)	$(30,159)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	5,495	—	2	—	2
Accrued dividends	—	180	—	510	—	500	—	—	—	—	—	—	(314)	(876)	(1,190)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,143)	(2,143)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	312	—	312
Balance at March 31, 2020	13,715,330	$10,960	26,732,361	$28,577	16,390,217	$26,000	5,013,333	$1,253	—	$—	2,292,367	$1	$—	$(34,432)	$(33,178)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	6,526	—	2	—	2
Accrued dividends	—	180	—	510	—	500	—	—	—	—	—	—	(53)	(1,137)	(1,190)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,585)	(4,585)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	51	—	51
Balance at June 30, 2020	13,715,330	$11,140	26,732,361	$29,087	16,390,217	$26,500	5,013,333	$1,253	—	$—	2,298,893	$1	$—	$(40,154)	$(38,900)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	198,406	—	88	—	88
Accrued dividends	—	180	—	510	—	500	—	—	—	—	—	—	(148)	(1,042)	(1,190)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	-	(4,284)	(4,284)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	60	—	60
Balance at September 30, 2020	13,715,330	$11,320	26,732,361	$29,597	16,390,217	$27,000	5,013,333	$1,253	—	$—	2,497,299	$1	$—	$(45,480)	$(44,226)

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine months ended
	September 30,	September 30,
	2021	2020
Operating activities
Net loss	$(25,262)	$(11,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,418	2,792
Non-cash interest expense	319	218
Stock-based compensation expense	2,628	423
Paid-in-kind interest	—	332
Deferred income taxes	(36)	48
Change in fair value of contingent consideration	1,050	(167)
Change in fair value of warrant liability	2,728	—
Gain on extinguishment of debt	(2,476)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,135)	7,642
Prepaid expenses and other assets	(9,017)	1,058
Inventories, net	(2,272)	(276)
Accounts payable	(1,003)	(4,050)
Accrued expenses and other liabilities	2,206	(862)
Deferred revenue	638	(842)
Net cash used in operating activities	(30,214)	(4,696)
Investing activities
Interest income reinvested in certificates of deposit	—	(117)
Purchases of property and equipment	(3,729)	(2,808)
Net cash used in investing activities	(3,729)	(2,925)
Financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	138,553	—
Proceeds from stock option exercises	173	92
Principal payments on capital leases	(250)	(142)
Proceeds from Payroll Protection Program loan	—	2,476
Payments of contingent consideration	(1,590)	(2,627)
Net cash provided by (used in) in financing activities	136,886	(201)
Net increase (decrease) in cash, cash equivalents, and restricted cash	102,943	(7,822)
Cash, cash equivalents, and restricted cash at beginning of year	17,508	12,137
Cash, cash equivalents, and restricted cash at end of year	$120,451	$4,315
Supplemental disclosures of cash flow information
Cash paid for interest	$1,942	$1,375
Cash paid for income taxes	$—	$—
Supplemental disclosures of non-cash activities
Purchases of property and equipment included in accounts payable and accrued expenses	$438	$127
Accretion of dividends on Series B, C, and D Preferred Stock	$1,435	$3,570
Conversion of convertible preferred stock into common stock upon completion of initial public offering	$71,795	$—
Reclassification of warrant liability to equity	$3,219	$—

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of September 30, 2021, the consolidated statements of operations, and the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, and the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021, the results of its operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are also unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s final prospectus for its IPO dated as of April 15, 2021, and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on April 19, 2021 (File No. 333-254760) (the “Prospectus”).

Liquidity and going concern

At September 30, 2021, the Company had cash and cash equivalents of $120,150 and an accumulated deficit of $78,434. The future success of the Company is dependent on its ability to successfully commercialize its products, successfully launch future products, obtain additional capital and ultimately attain profitable operations. The Company has funded its operations primarily through its preferred stock issuances, debt financing arrangements, and the IPO.

The Company is subject to a number of risks similar to other newly commercial life sciences companies, including, but not limited to, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The Company has incurred losses since its inception and has used cash from operations of $30,214 during the nine months ended September 30, 2021. However, we believe that our existing cash and cash equivalents will be adequate to satisfy our current operating plans for at least the next twelve months from the issuance of these financial statements.

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

(2) Summary of significant accounting policies

Significant accounting policies

The Company’s significant accounting policies are disclosed in the Prospectus and have not materially changed during the nine months ended September 30, 2021.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products, and between service and other revenue, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates the Company’s revenue by major source:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue
Product revenue
Instruments	$7,099	$5,397	$20,195	$16,500
Consumables	3,430	2,125	10,283	5,703
Standalone software products	345	330	1,078	764
Total product revenue	$10,874	$7,852	$31,556	$22,967
Service and other revenue	$2,602	$2,102	$7,203	$6,568
Total revenue	$13,476	$9,954	$38,759	$29,535

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

Contract Assets and Liabilities

The Company did not record any contract assets at September 30, 2021 or December 31, 2020.

The Company’s contract liabilities consist of upfront payments for service-based warranties on instrument sales. The Company classifies these contract liabilities in deferred revenue as current or noncurrent based on the timing of when the Company expects to service the warranty.

Cost to Obtain and Fulfill a Contract

Under ASC 606, the Company is required to capitalize certain costs to obtain customer contracts and costs to fulfill customer contracts. These costs are required to be amortized to expense on a systemic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates, compared to previously being expensed as incurred. As a practical expedient, the Company recognizes any incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset is one year or less. Capitalizable costs to obtain contracts, such as commissions, and costs to fulfill customer contracts were determined to be immaterial for the nine months ended September 30, 2021 and 2020.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead of determining a hypothetical purchase price allocation to measure goodwill impairment, the Company will compare the fair value of a reporting unit with its carrying amount. The update also includes a new requirement to disclose the amount of goodwill allocated to reporting units with zero or negative carrying amounts. ASU 2017-04 is effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently evaluating the potential impact that ASU 2017-04 may have on its consolidated financial statements and related disclosures.

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

The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the related invoices and represents the Company’s best estimate of probable credit losses in its existing accounts receivable. The Company does not require collateral and had an allowance for doubtful accounts of $78 and $103 at September 30, 2021 and December 31, 2020, respectively.

In 2019, and prior to outsourcing manufacturing and distribution to third party contract manufacturers during 2020, PKI served as our distributor for Europe and parts of APAC, and thus represented a significant concentration of revenue.

For the three months ended September 30, 2021, one customer accounted for 11% of revenue. For the nine months ended September 30, 2021, one customer accounted for 10% of revenue. For the three months ended September 30, 2020, no customers accounted for more than 10% of revenue. For the nine months ended September 30, 2020, PKI accounted for 11% of revenue. One customer accounted for 14% of accounts receivable at September 30, 2021. No customers accounted for greater than 10% of accounts receivable at December 31, 2020.

(4) Fair value of financial instruments

The Company measures the following financial liabilities at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented.

The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of September 30, 2021 and December 31, 2020:

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration – Long term portion	$6,824	$—	$—	$6,824
	$6,824	$—	$—	$6,824

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$490	$—	$—	$490
Contingent consideration – Long term portion	$6,984	$—	$—	$6,984
	$7,474	$—	$—	$7,474

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

Changes in the fair value of the Company’s long-term portion of the contingent consideration liability during the nine months ended September 30, 2021 and 2020 were as follows:

Balance as of December 31, 2019	$8,139
Contingent consideration paid	(171)
Reclassification of FY 2020 payment to accrued expenses	(1,590)
Change in contingent consideration value	(80)
Balance as of September 30, 2020	$6,298

Balance as of December 31, 2020	$6,984
Reclassification of FY 2021 payment to accrued expenses	(1,210)
Change in contingent consideration value	1,050
Balance as of September 30, 2021	$6,824

The difference between the amount paid in 2020 and the amount included in accrued expenses at December 31, 2019 is $87 and is included in the change in fair value of contingent consideration in the nine months ended September 30, 2020 consolidated statement of operations.

The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs:

	Fair Value
	as of
	September 30,	Valuation	Unobservable
Contingent Consideration Liability	2021	Technique	Inputs
Revenue-based Payments	$6,824	Discounted Cash Flow Analysis under the Income Approach	Revenue discount factor, discount rate

Changes in the fair value of the Company’s warrant liability during the nine months ended September 30, 2021 and 2020 were as follows:

Balance as of December 31, 2019	$192
Change in fair value of warrant liability	—
Balance as of September 30, 2020	$192

Balance as of December 31, 2020	$490
Change in fair value of warrant liability	2,728
Reclassification of warrant liability to stockholders’ equity	(3,218)
Balance as of September 30, 2021	$—

(5) Property and equipment, net

Property and equipment consists of the following:

	Estimated Useful	September 30,	December 31,
	Life (Years)	2021	2020
Furniture and fixtures	7	$380	$358
Computers, laptop and peripherals	5	3,498	2,367
Laboratory equipment	5	4,811	3,806
Leasehold improvements	Shorter of the lease life or 7	1,344	1,261
Total property and equipment		10,033	7,792
Less: Accumulated depreciation		(3,541)	(2,264)
Property and equipment, net		$6,492	$5,528

Total depreciation expense relating to property and equipment charged to operations for the three and nine months ended September 30, 2021 was $462 and $1,277, respectively. Total depreciation expense relating to property and equipment charged to operations for the three and nine months ended September 30, 2020 was $356 and $1,031, respectively.

Demo inventory consists of the following:

	Estimated	September 30,	December 31,
	Life (Years)	2021	2020
Demo inventory – gross	3	$3,911	$2,010
Less: Accumulated depreciation		(927)	(516)
Demo inventory, net		$2,984	$1,494

Total depreciation expense relating to demo equipment charged to operations for the three and nine months ended September 30, 2021 was $261 and $513, respectively. Total depreciation expense relating to demo equipment charged to operations for the three and nine months ended September 30, 2020 was $94 and $199, respectively.

(6) Intangible assets and goodwill

Intangible assets as of September 30, 2021 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(2,364)	$9,436	15
Developed technology	8,300	(2,079)	6,221	12
Licenses	63	(24)	39	15
Trade names and trademarks	6,300	(1,578)	4,722	12
Capitalized software	947	(66)	881	5
Non-compete agreements	300	(225)	75	4
Total intangible assets	$27,710	$(6,336)	$21,374

Intangible assets as of December 31, 2020 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(1,774)	$10,026	15
Developed technology	8,300	(1,560)	6,740	12
Licenses	63	(20)	43	15
Trade names and trademarks	6,300	(1,184)	5,116	12
Capitalized software	659	—	659	5
Non-compete agreements	300	(170)	130	4
Total intangible assets	$27,422	$(4,708)	$22,714

Total amortization expense charged to operations for the three and nine months ended September 30, 2021 was $521 and $1,562, respectively. Total amortization expense charge to cost of sales for the three and nine months ended September 30, 2021 was $0 and $66, respectively. Total amortization expense charged to operations for the three and nine months ended September 30, 2020 was $521 and $1,562, respectively.

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

As of September 30, 2021, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows:

2021 remaining	$525
2022	2,121
2023	2,184
2024	2,184
2025	2,184
Thereafter	12,176
Total	$21,374

As of September 30, 2021 and December 31, 2020, the goodwill balance is $18,262.

(7) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2021	2020
Payroll and compensation	$4,157	$2,225
Current portion of contingent consideration	1,210	1,590
Inventory purchases	604	478
Other accrued expenses	2,625	2,722
Total accrued expenses and other current liabilities	$8,596	$7,015

(8) Debt and capital lease obligations

Term Loan Agreements

In September 2019, the Company entered into a Loan and Security Agreement with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), under which Innovatus agreed to make a term loan to the Company in an aggregate principal amount of $25,000 (the “Innovatus Term Loan”). Amounts borrowed under the Innovatus Term Loan have an initial maturity date of September 1, 2024 and accrue interest at a floating annual rate equal to the sum of (a) the greater of 5.25% or the prime rate and (b) 3.75%. For each of the first 24 months, the Company will be paying 7.25% as cash interest and deferring 1.75% of interest until October 1, 2022. Principal payments (including the amortization of the accrued interest) of $1,079 per month commence on October 1, 2022. A final payment fee of $750 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the three and nine months ended September 30, 2020, the Company recorded $31 and $93, respectively, related to the amortization of the final payment fee associated with the Innovatus Term Loan.

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

The term of the Midcap Trust Term Loan is interest only for 36 months followed by 24 months of straight-line amortization. Interest on the outstanding balance of the Midcap Trust Term Loan shall be payable monthly in arrears at an annual rate of one-month LIBOR plus 6.35%, subject to a LIBOR floor of 1.50%. The interest rate was 7.85% at September 30, 2021. At the time of final payment under the Midcap Trust Term Loan, the Company is required to pay Midcap Financial Trust a final payment fee of 5.00% of the amount borrowed under the Midcap Trust Term Loan. If the Midcap Trust Term Loan is prepaid prior to the end of the term, the Company shall pay to Midcap Financial Trust a fee as compensation for the costs of being prepared to make funds available in an amount determined by multiplying the amount being prepaid by (i) three percent (3.00%) in the first year, two percent, (2.00%) in the second year and one percent (1.00%) in the third year and thereafter. A final payment fee of $1,625 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the three and nine months ended September 30, 2021, the Company recorded $82 and $243, respectively, related to the amortization of the final payment fee associated with the Midcap Trust Term Loan.

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

As the legal form of the PPP loan is a debt obligation, the Company initially accounted for it as debt under Accounting Standards Codification (ASC) 470, Debt and recorded a debt obligation of $2,476. The Company received forgiveness on the PPP Loan in June 2021 and therefore has recorded the $2,476 forgiveness of the loan within Other income (expense) on the consolidated statements of operations for the nine months ending September 30, 2021. The forgiveness qualifies as a gain upon debt extinguishment and the related liability was removed from the consolidated balance sheet in the second quarter of 2021.

Debt consists of the following:

	September 30,	December 31,
	2021	2020
Midcap Trust Term Loan	$32,500	$32,500
PPP Loan	—	2,476
Total debt	32,500	34,976
Unamortized debt discount	(439)	(515)
Accretion of final fee	302	59
Total debt, net	32,363	34,520
Less amount included as short-term	—	(1,032)
Long-term debt, net	$32,363	$33,488

As of September 30, 2021, future principal payments due under the Midcap Trust Term Loan, excluding the $1,625 final payment fee, are as follows:

2021	$—
2022	—
2023	2,708
2024	16,250
2025	13,542
Total minimum principal payments	$32,500

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

For the nine months ended September 30, 2021, the Company entered into two leases for staining equipment, computer equipment and furniture which are classified as capital lease obligations in the consolidated balance sheets as of September 30, 2021. In 2020, the Company entered into a lease for staining equipment which is classified as a capital lease in the consolidated balance sheets. As of September 30, 2021, and December 31, 2020, the current portion of the lease obligations totaled $279 and $197, respectively, and the long-term portion totaled $262 and $277, respectively.

(9) Stockholder’s equity (deficit)

In February 2021, the Board approved and in April 2021, the Company’s stockholders approved the number of shares of common stock authorized for issuance under the 2015 Plan (as defined below) to be increased from 4,947,214 shares to 6,020,175 shares (an increase by 1,072,961 shares).

The Company’s Amended and Restated Certificate of Incorporation authorizes it to issue 500,000,000 shares of common stock, $0.00001 par value per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. Each share of Class A common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board, subject to the prior rights of holders of all classes of stock outstanding. As of September 30, 2021 and December 31, 2020, a total of 37,177,371 and 2,563,765 shares of common stock were issued and outstanding, respectively, and 6,955,947 and 4,932,952 shares of common stock were reserved for issuance upon the exercise of outstanding stock options, respectively.

(10) Stock compensation plans

2021 Equity Incentive Plan

On March 24, 2021, the Board and on April 8, 2021, its stockholders approved and adopted the 2021 Equity Incentive Award Plan (the “2021 Plan”). The 2021 Plan became effective immediately prior to the closing of the IPO. Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. A total of 1,727,953 shares of common stock were approved to be initially reserved for issuance under the 2021 Plan. The number of shares under the 2015 Plan subject to outstanding awards as of the effective date of the 2021 Plan that are subsequently canceled, forfeited or repurchased by the Company were added to the shares reserved under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2021 Plan, beginning with January 1, 2022 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Board.

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

Stock Options

During the nine months ended September 30, 2021 and 2020, the Company granted options to employees with an aggregate fair value of $17,196 and $413, respectively, which are being recorded as compensation expense over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding), volatility of the Company’s common stock and an assumed-risk-free interest rate.

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

During the nine months ended September 30, 2021, the Company granted options to purchase 2,228,460 shares of common stock at a weighted average fair value of $7.72 per share and a weighted average exercise price of $15.52 per share. During the nine months ended September 30, 2020, the Company granted options to purchase 900,113 shares of common stock at a weighted average fair value of $0.46 per share and a weighted average exercise price of $0.59 per share. For the three and nine months ended September 30, 2021 and 2020, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Weighted-average risk-free interest rate	0.9%	0.3%	1.0%	1.0%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	51.1%	49.7%	50.5%	46.0%
Expected term	6.0 years	5.5 years	6.0 years	5.2 years

Stock-based compensation related to the Company’s stock-based awards was recorded as an expense and allocated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of goods sold	$36	$2	$83	$6
Selling, general and administrative	960	45	2,233	312
Research and development	162	13	312	105
Total stock-based compensation	$1,158	$60	$2,628	$423

As of September 30, 2021, and 2020, there was $14,430 and $402, respectively, of total unrecognized compensation cost related to non-vested stock options. The Company expects to recognize that cost over a remaining weighted-average period of 3.4 and 2.6 years as of September 30, 2021 and 2020, respectively.

(11) Employee stock purchase plan

On March 24, 2021, the Board and on April 8, 2021, its stockholders approved and adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective in connection with the closing of the Company’s IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. A total of 172,795 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2022 and ending with January 1, 2030, by an amount equal to 0.5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Board. No shares have been issued under the ESPP at September 30, 2021.

(12) Income taxes

During the three months ended September 30, 2021 and 2020, the Company recorded a tax benefit (provision) of $11 and $9, respectively, and $23 and ($68) for the nine months ended September 30, 2021 and 2020, respectively. The tax benefit and provision consist primarily of foreign income taxes and state taxes in the United States. The provision differs from the U.S. federal statutory rate of 21% primarily due to the full valuation allowance recorded against the U.S. deferred tax assets, including the current year to date losses. The Company maintains a valuation allowance against its U.S. deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act included several provisions that provide economic relief for individuals and businesses. The CARES Act, among other things, included tax provisions relating to refundable payroll tax credits, the deferral of employer’s social security payments, and modifications to net operating loss carryback provisions. On December 27, 2020, the Consolidated Appropriations Act of 2021 (the “CAA”), which includes the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act and the American Rescue Plan Act of 2021, was signed into law and provided further COVID-19 economic relief with an expansion of the employee retention credit. In March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. Upon determination that the employer has complied with all of the conditions required to receive the credit, a receivable is recognized and the credit reduces salaries and wages. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when earned. For the nine months ended September 30, 2021, we determined that we qualify for the employee retention credit as it relates to wages paid during the twelve months ended December 31, 2020, as well as wages paid during the first, second, and third fiscal quarters of 2021. As a result, we recorded a net benefit of $4,321 related to the employee retention credit as a reduction to payroll expense for the nine months ended September 30, 2021 and recorded a gross receivable of $5,093 within Prepaid expenses and other current assets as of September 30, 2021.

(13) Commitments and contingencies

Operating Leases

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

In July 2019, the Company signed a seven-year lease agreement for office and laboratory space in Menlo Park, CA. In connection with this agreement, the Company paid a security deposit totaling $181, which is recorded as a component of long-term assets in the Consolidated Balance Sheet; the lease commencement date was May 2020. In July of 2021, the Company signed a 70-month amendment to its lease in Menlo Park, CA to expand its existing space. In connection with this agreement, the Company paid a security deposit totaling $92, in addition to the existing security deposit, which is recorded as a component of long-term assets in the Consolidated Balance Sheet; the lease commencement date was August 2021.

In August of 2021, the Company signed a 30-month lease with MTP Equity Partners, LLC for office space in Marlborough, MA. In connection with this agreement, the Company paid a security deposit totaling $43, which is recorded as a component of long-term assets in the Consolidated Balance Sheet; The lease commencement date is August 2021.

Contractual cash payments for the Company’s operating leases as of September 30, 2021 by fiscal year are as follows:

2021 remaining	$608
2022	2,470
2023	2,561
2024	2,175
2025	2,204
Thereafter	2,788
Total	$12,806

Total rent expense for the three and nine months ended September 30, 2021 was $533 and $1,160, respectively. Total rent expense for the three and nine months ended September 30, 2020 was $285 and $857, respectively.

License Agreements

In November 2015, the Company entered into a license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford”), pursuant to which Stanford granted the Company an exclusive, worldwide, sublicensable license under certain patent rights to make, use, import and commercialize products for diagnostic, industrial and research and development purposes. The Company agreed to pay annual license maintenance fees ranging from $20 to $50 for the royalty-bearing license to certain patents. The Company also issued a total of 91,559 shares of Class B common stock pursuant to the agreement in 2015, which converted to Class A common stock on April 8, 2021. Such shares were recorded at fair value at the date of issuance. The Company is required to pay royalties on net sales of products that are covered by patent rights under the agreement at a rate of 2.25%, subject to reductions and offsets in certain circumstances.

In September 2018, in connection with the acquisition of the QPS division of PKI, the Company entered into a License Agreement with PKI, pursuant to which PKI granted the Company an exclusive, nontransferable, sublicensable license under certain patent rights to make, use, import and commercialize QPS products and services. The Company is required to pay royalties on net sales of products and services that are covered by patent rights under the agreement at a rate ranging from 1.0% to 7.0%. The Company recorded approximately $1,210 and $1,590 of accrued royalties in connection with this agreement as of September 30, 2021 and December 31, 2020, respectively, payable in the first quarter of 2022 and 2021, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Net loss	$(11,617)	$(4,284)	$(25,262)	$(11,012)
Dividends accrued on redeemable convertible preferred stock	—	(1,190)	(1,435)	(3,570)
Accretion of redeemable convertible preferred stock	—	(296)	(296)	(296)
Adjusted net loss attributable to common stockholders	$(11,617)	$(5,770)	$(26,993)	$(14,878)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	37,162,489	2,363,063	23,407,358	2,314,990
Basic and diluted net loss per common share outstanding	$(0.31)	$(2.44)	$(1.15)	$(6.43)

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

	September 30,
	2021	2020
Series A Convertible Preferred Stock (as converted to common stock)	—	2,151,641
Series B Redeemable Convertible Preferred Stock (as converted to common stock)	—	5,886,405
Series C Redeemable Convertible Preferred Stock (as converted to common stock)	—	11,473,110
Series D Redeemable Convertible Preferred Stock (as converted to common stock)	—	7,034,423
Outstanding stock options	5,450,055	3,640,153
Performance-based stock options	—	21,459
Warrant to purchase Series D convertible preferred stock (as converted to common stock)	—	158,274
Warrant to purchase common stock	158,274	—
Total	5,608,329	30,365,465

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

The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

North America	$7,394	$4,802	$19,004	$13,100
APAC	2,828	2,398	9,527	8,290
EMEA	3,254	2,754	10,228	8,145
Total Revenue	$13,476	$9,954	$38,759	$29,535

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

North America	55%	48%	49%	44%
APAC	21%	24%	25%	28%
EMEA	24%	28%	26%	28%
Total Revenue	100%	100%	100%	100%

North America includes the United States and related territories, as well as Canada. APAC also includes Australia. For the three and nine months ended September 30, 2021, we had one country outside of the United States with 14% and 16% of total revenue, respectively. For the three and nine months ended September 30, 2020, we had countries outside of the United States with 16% and 12% of total revenue, and 11%, 10% and 10% of total revenue, respectively.

As of September 30, 2021 and December 31, 2020, substantially all of the Company’s long-lived assets are located in the United States.

(16) Related party transactions

Argonaut Manufacturing Services Inc. (“AMS”) is a portfolio company of Telegraph Hill Partners, which holds greater than 5% of our total outstanding shares. During the three and nine months ended September 30, 2021, the Company incurred costs of goods sold of approximately $868 and $2,594, respectively, related to sales of consumables manufactured by AMS. During the three and nine months ended September 30, 2020, the Company incurred costs of goods sold of approximately $386 and $826, respectively, related to sales of consumables manufactured by AMS. As of September 30, 2021 and December 31, 2020, $2,199 and $1,300, respectively, is included in inventory related to consumables manufactured by AMS. As of September 30, 2021 and December 31, 2020, the Company had $506 and $569 in accounts payable, respectively, due to AMS.

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

For the three months ended September 30, 2021 and 2020, revenue from North America accounted for approximately 55% and 48% of our revenue, respectively, and 49% and 44% for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, we employed a commercial team of 146 employees, including many with significant industry and technical experience. This total includes field instrument service personnel who are classified in cost of goods sold in our consolidated statements of operations. We follow a direct sales model in North America and EMEA, while selling through third party distributors and dealers in APAC.

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

As of the date of this Quarterly Report on Form 10-Q, we have financed our operations primarily from the issuance and sale of convertible preferred stock and borrowings under our long-term debt agreement, and our IPO. We have incurred net losses in each year since our inception in 2015. Our net losses were $11.6 million and $4.3 million for the three months ended September 30, 2021 and 2020, respectively, and $25.3 million and $11.0 million for the nine months ended September 30, 2021 and 2020, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Drive incremental pull through

We believe that expansion of our installed base to new and existing customers will drive an increase in our recurring reagent and instrument service revenue. In addition, as our research and development team identifies and launches new applications and biomarker targets, we expect to increase incremental pull through on our existing and new instrument installed base. Recurring revenue was 38% and 38% of total revenue for the three months ended September 30, 2021 and 2020, respectively, and 40% and 33% for the nine months ended September 30, 2021 and 2020, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our installed base expands, we expect recurring revenue on an absolute basis to increase and become an increasingly important contributor to our revenue.

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

Impacts in 2020 and 2021 to our business as a result of COVID-19 include disruptions to our manufacturing operations and supply chain caused by facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, decreased productivity and unavailability of materials or components, limitations on our employees’ and customers’ ability to travel, and delays in product installations, trainings or shipments to and from affected countries and within the United States. As COVID-19 related restrictions eased and vaccination rates increased, we began the process of transitioning those personnel who are comfortable working in an office setting back to our corporate office facility, but a significant number of our personnel continue to work from home. While we learned during COVID-19 that we can work very effectively in a fully-remote environment, the partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may result in increased costs, decreased efficiency, deterioration of corporate culture, greater exposure to cybersecurity threats, and other operational risks. We also expect that customer, employee and industry events may return in-person if COVID-19 related restrictions continue to ease.

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

During the three and nine months ended September 30, 2021 and 2020, our instrument placements were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Instrument Placements:	33	27	101	84

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

Components of results of operations

Revenue

Product Revenue

We generate product revenue from the sale of our instruments, consumables and software products. Instrument sales accounted for 65% and 69% of our product revenue for the three months ended September 30, 2021 and 2020, respectively, and 64% and 72% for the nine months ended September 30, 2021 and 2020, respectively. Consumables revenue accounted for 32% and 27% of our product revenue for the three months ended September 30, 2021 and 2020, respectively, and 33% and 25% for the nine months ended September 30, 2021 and 2020, respectively.

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

During the three and nine months ended September 30, 2021 and 2020, respectively, our revenue was comprised of the following sources:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2021	2020	2021	2020
Revenue:
Product revenue	$10,874	$7,852	$31,556	$22,967
Service and other revenue	2,602	2,102	7,203	6,568
Total revenue	$13,476	$9,954	$38,759	$29,535

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

Gross profit was $8.5 million compared to $6.0 million for the three months ended September 30, 2021 and 2020, respectively, and $24.0 million compared to $18.0 million for the nine months ended September 30, 2021 and 2020 respectively.

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

Results of operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in the Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2021	2020	2021	2020
Product revenue	$10,874	$7,852	$31,556	$22,967
Service and other revenue	2,602	2,102	7,203	6,568
Total revenue	13,476	9,954	38,759	29,535
Cost of goods sold:
Cost of product revenue	$3,594	$2,752	$10,381	$8,756
Cost of service and other revenue	1,429	1,168	4,386	2,779
Total cost of goods sold	5,023	3,920	14,767	11,535
Gross profit	8,453	6,034	23,992	18,000
Operating expenses:
Selling, general and administrative	13,725	5,712	31,970	17,166
Research and development	3,999	2,279	10,138	7,071
Change in fair value of contingent consideration	224	739	1,050	(167)
Depreciation and amortization	1,244	971	3,352	2,792
Total operating expenses	19,192	9,701	46,510	26,862
Loss from operations	(10,739)	(3,667)	(22,518)	(8,862)
Other income (expense):
Interest expense, net	(763)	(683)	(2,271)	(1,978)
Change in fair value of warrant liability	—	—	(2,728)	—
Gain on extinguishment of debt	—	—	2,476	—
Other expense, net	(126)	57	(244)	(104)
Loss before benefit (provision) for income taxes	(11,628)	(4,293)	(25,285)	(10,944)
Benefit (provision) for income taxes	11	9	23	(68)
Net loss	$(11,617)	$(4,284)	$(25,262)	$(11,012)

Comparison of the three months ended September 30, 2021 and 2020

Revenue

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Product revenue	$10,874	$7,852	3,022	38%
Service and other revenue	2,602	2,102	500	24%
Total revenue	$13,476	$9,954	3,522	35%

Product revenue increased by $3.0 million, or 38%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily driven by a $1.3 million increase in consumable revenue resulting from a larger installed base of 651 systems as of September 30, 2021, as compared to 516 systems as of September 30, 2020, and a $1.7 million increase in instrument revenue resulting from 33 new system placements during the three months ended September 30, 2021, compared to 27 new system placements for the three months ended September 30, 2020.

Service and other revenue increased by $0.5 million, or 24%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily due to a $0.4 million increase relating to lab services operations, and other immaterial changes.

Costs of Goods Sold, Gross Profit and Gross Margin

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Cost of product revenue	$3,594	$2,752	$842	31%
Cost of service and other revenue	1,429	1,168	261	22%
Total cost of goods sold	$5,023	$3,920	$1,103	28%
Gross profit	$8,453	$6,034	$2,419	40%
Gross margin	63%	61%

Cost of product revenue increased by $0.8 million, or 31%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase in cost of product revenue was primarily driven by costs associated with increased instrument and consumable sales, partially offset by a change of mix in instrument revenue as compared to consumables revenue. Cost of service and other revenue increased by $0.3 million, or 22%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily due to increases in extended warranty costs as there were higher customer renewals due to the maturity of the installed base.

Gross profit increased by $2.4 million, or 40%, and gross margin increased by 2% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a higher mix of consumables revenue driven by a higher install base. Additionally, the Company recorded a $0.1 million reduction to cost of goods sold in the three months ended September 30, 2021, associated with the employee retention credit.

Operating Expenses

Selling, General and Administrative

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Selling, general and administrative	$13,725	$5,712	$8,013	140%

Selling, general and administrative expense increased by $8.0 million, or 140%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily due to a $3.9 million increase in personnel-related expenses due to an increase in headcount to support the growth in our overall operations in anticipation of and subsequent to our IPO, net of a $1.0 million credit associated with the employee retention credit. Additionally, there was a $2.4 million increase in professional fees and other third-party fees, which are largely incremental costs of operating a public business, including increased marketing, legal, accounting, insurance, and other consulting costs. Remaining increases are due to higher costs in recruiting, facilities, supplies, software licenses and subscriptions, and other related costs.

Research and development

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Research and development	$3,999	$2,279	$1,720	75%

Research and development expense increased by $1.7 million, or 75%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily due to a $0.8 million increase in personnel-related expenses due to an increase in headcount, net of a $0.4 million credit associated with the employee retention credit. Additionally, there was a $0.7 million increase in third-party consulting and lab supplies consumed as the Company has ramped up its efforts in anticipation of and subsequent to the IPO.

Change in fair value of contingent consideration

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Change in fair value of contingent consideration	$224	$739	$(515)	(70)%

Change in fair value of contingent consideration decreased by $0.5 million, or 70%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due to current period remeasurement.

Depreciation and amortization

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Depreciation and amortization	$1,244	$971	$273	28%

The $0.3 million increase in depreciation and amortization expense was primarily related to an increase in property and equipment as of September 30, 2021 as compared to September 30, 2020.

Interest expense

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Interest expense	$763	$683	$80	12%

Interest expense increased by $0.1 million, or 12%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

The increase was primarily due to increased debt levels as of September 30, 2021 as compared to September 30, 2020.

Other expense, net

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Other expense, net	$126	$(57)	$183	(321)%

Other expense, net increased by $183.0 thousand for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

Comparison of the nine months ended September 30, 2021 and 2020

Revenue

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Product revenue	$31,556	$22,967	8,589	37%
Service and other revenue	7,203	6,568	635	10%
Total revenue	$38,759	$29,535	9,224	31%

Product revenue increased by $8.6 million, or 37%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily driven by a $4.6 million increase in consumable revenue resulting from a larger installed base as of 651 systems as of September 30, 2021, as compared to 516 systems as of September 30, 2020, a $3.7 million increase in instrument revenue resulting from 101 new system placements during the nine months ended September 30, 2021, compared to 84 new system placements for the nine months ended September 30, 2020, as well as a $0.3 million increase in standalone software products due to incremental third party software sales completed during the nine months ended September 30, 2021.

Service and other revenue increased by $0.6 million, or 10%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The growth was primarily due a $0.9 increase from instrument service during the nine months ended September 30, 2021, primarily driven by the increase in our installed base and customers renewing their service and warranty contracts, offset by a $0.5 million decrease relating to our lab services operations.

Costs of Goods Sold, Gross Profit and Gross Margin

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Cost of product revenue	$10,381	$8,756	$1,625	19%
Cost of service and other revenue	4,386	2,779	1,607	58%
Total cost of goods sold	$14,767	$11,535	$3,232	28%
Gross profit	$23,992	$18,000	$5,992	33%
Gross margin	62%	61%

Cost of product revenue increased by $1.6 million, or 19%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase in cost of product revenue was primarily driven by costs associated with increased instrument and consumable sales, partially offset by a change of mix in instrument revenue as compared to consumables revenue. Cost of service and other revenue increased by $1.6 million, or 58%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily due to increases in costs of shipping associated with higher instrument sales, as well as increases in extended warranty costs as there were higher customer renewals due to maturity of the installed base.

Gross profit increased by $6.0 million, or 33%, and gross margin increased by 1% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a higher mix of consumables revenue driven by a higher install base. Additionally, the Company recorded a $0.4 million reduction to cost of goods sold in the nine months ended September 30, 2021, associated with the employee retention credit.

Operating Expenses

Selling, General and Administrative

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Selling, general and administrative	$31,970	$17,166	$14,804	86%

Selling, general and administrative expense increased by $14.8 million, or 86%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2021. The increase was primarily due to a $6.6 million in personnel-related expenses due to an increase in headcount to support the growth in our overall operations in anticipation of our IPO, net of $2.6 million associated with the employee retention credit. Additionally, there was a $5.1 million increase in professional fees and other third-party fees, which are largely incremental costs of operating a public business, including increased marketing, legal, accounting, insurance, and other consulting costs. Remaining increases due to higher costs in recruiting, facilities, supplies, software licenses and subscriptions, and other related costs.

Research and development

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Research and development	$10,138	$7,071	$3,067	43%

Research and development expense increased by $3.1 million, or 43%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily due to a $1.6 million increase in lab supplies consumed as the Company has ramped up its efforts in anticipation of and subsequent to our IPO, and a $1.3 million increase in personnel- related expenses, resulting from increased headcount, which was offset by $1.3 million associated with the employee retention credit.

Change in fair value of contingent consideration

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Change in fair value of contingent consideration	$1,050	$(167)	$1,217	(729)%

Change in fair value of contingent consideration increased by $1.2 million, or 729%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 due to current period remeasurement.

Depreciation and amortization

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Depreciation and amortization	$3,352	$2,792	$560	20%

The $0.6 million increase in depreciation and amortization expense was primarily related to an increase in property and equipment as of September 30, 2021 as compared to September 30, 2020.

Interest expense

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Interest expense	$2,271	$1,978	$293	15%

Interest expense increased by $0.3 million, or 15%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

The increase was primarily due to increased debt levels as of September 30, 2021 as compared to September 30, 2020.

Change in fair value of warrant liability

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Change in fair value of warrant liability	$2,728	$—	$2,728	100%

Change in fair value of warrant liability increased by $2.7 million, or 100%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 due to current period remeasurement.

Gain on extinguishment of debt

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Gain on extinguishment of debt	$2,476	$—	$2,476	100%

Gain on extinguishment of debt increased by $2.5 million, or 100%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 due to forgiveness of our PPP Loan in the second quarter of 2021.

Other expense, net

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2021	2020	Amount	%
Other expense, net	$244	$104	$140	135%

Other expense, net increased by $140.0 thousand for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $120.2 million in cash and cash equivalents which were primarily held in U.S. short-term bank deposit accounts.

Since our inception, we have experienced losses and negative cash flows from operations, and as of September 30, 2021, we had a consolidated net loss of $25.3 million and an accumulated deficit of $78.4 million. We have primarily relied on equity and debt financings to fund our operations to date.

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

Convertible preferred stock financings

Through September 30, 2021, we have raised a total of $60.5 million from the issuance and sale of convertible preferred stock, net of costs associated with such financings. Most recently, in 2019 we issued shares of Series D convertible preferred stock for gross proceeds of $25.0 million. All preferred stock converted to common stock immediately prior to the IPO.

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

We were in compliance with all covenants under the Midcap Trust Term Loan as of September 30, 2021.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine months ended
	September 30,
($ in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(30,214)	$(4,696)
Investing activities	(3,729)	(2,925)
Financing activities	136,886	(201)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$102,943	$(7,822)

Operating activities

Net cash used in operating activities increased by $25.5 million to $30.2 million in the nine months ended September 30, 2021 compared to $4.7 million in the nine months ended September 30, 2020. This increase is attributable to a net loss of $25.3 million, offset by non-cash charges of $7.6 million. Non-cash charges primarily consisted of $2.7 million in change in fair value of warrant liability, $3.4 million of depreciation and amortization, $1.1 million in change in fair value of contingent consideration, and $0.3 million of non-cash interest expense, offset by $2.5 million gain on extinguishment of debt.

Investing activities

Net cash used in investing activities was $3.7 million in the nine months ended September 30, 2021 compared to $2.9 million during the nine months ended September 30, 2020. The decrease was primarily driven by purchases of property and equipment of $3.7 million.

Financing activities

Net cash provided by (used in) financing activities was $136.9 million for the nine months ended September 30, 2021 compared with ($0.2) million for the nine months ended September 30, 2020. In April of 2021, the Company received $138.6 million in net IPO proceeds, after deducting underwriting discounts and commissions and other offering expenses. During the nine months ended September 30, 2021, we paid out $1.6 million in contingent consideration as compared to $2.6 million during the nine months ended September 30, 2020. Remaining changes were immaterial.

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

Fixed rate debt. In October 2020, we entered into the Midcap Trust Term Loan, which is due in October 2025, and carries a fixed interest rate of 7.85% per annum. If we refinance the Midcap Trust Term Loan or enter into new debt arrangements, interest rates could increase and thereby increase our financing costs and increase our net loss. A hypothetical 100 basis point change in interest rates would not have a material impact on interest expense for the nine months ended September 30, 2021.

Bank deposit, money market and note receivable exposure. As of September 30, 2021, we had cash and cash equivalents, including restricted cash, of $120.5 million, which consisted primarily of bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These bank deposits generate interest income at variable rates below 1%. A hypothetical 100 basis point decrease in interest rates would not have a material impact on interest income or net loss.

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

Smaller reporting company status

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. For example, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021. There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Akoya Biosciences, Inc.

Date: November 8, 2021	By:	/s/ Brian McKelligon
Brian McKelligon
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2021	By:	/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer
(Principal Financial and Accounting Officer)