Form 10-Q
period 2022-03-31
Akoya Biosciences, Inc.
filed 2022-05-06
CIK 1711933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Number of shares of the registrant’s common shares outstanding at April 29, 2022: 37,589,555

AKOYA BIOSCIENCES, INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets at March 31, 2022 (Unaudited) and December 31, 2021	2
Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2022 and 2021	3
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited) for the Three Months Ended March 31, 2022 and 2021	4
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2022 and 2021	5
Notes to Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	39
Item 4. Mine Safety Disclosures	39
Item 5. Other Information	39
Item 6. Exhibits	40
Signatures	41

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

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$93,938	$113,079
Accounts receivable, net	11,314	9,444
Inventories, net	11,373	9,014
Prepaid expenses and other current assets	9,841	9,277
Total current assets	126,466	140,814
Property and equipment, net	7,588	7,487
Restricted cash – long term	302	302
Demo inventory, net	2,225	2,548
Intangible assets, net	20,960	21,150
Goodwill	18,262	18,262
Operating lease right of use assets, net	9,937	—
Financing lease right of use assets, net	1,047	—
Other assets	341	344
Total assets	$187,128	$190,907
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,518	$9,435
Accrued expenses and other current liabilities	12,138	13,491
Current portion of operating lease liabilities	2,805	—
Current portion of financing lease liabilities	383	—
Current portion of capital lease liabilities	—	272
Deferred revenue	4,892	4,484
Total current liabilities	31,736	27,682
Deferred revenue, net of current portion	1,519	1,330
Long-term debt, net of debt discount	32,576	32,471
Deferred tax liability, net	36	26
Capital lease liabilities, net of current portion	—	197
Operating lease liabilities, net of current portion	7,506	—
Financing lease liabilities, net of current portion	448	—
Contingent consideration liability (Note 4), net of current portion	6,755	7,850
Total liabilities	80,576	69,556
Stockholders’ equity:
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common Stock, $0.00001 par value; 500,000,000 shares authorized; 37,502,358 shares issued and outstanding at March 31, 2022; 500,000,000 shares authorized; 37,424,101 shares issued and outstanding at December 31, 2021	2	2
Additional paid in capital	219,056	217,456
Accumulated deficit	(112,506)	(96,107)
Total stockholders’ equity	106,552	121,351
Total liabilities and stockholders’ equity	$187,128	$190,907

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except share & per share data)

	Three months ended
	March 31,	March 31,
	2022	2021
Revenue:
Product revenue	$13,343	$9,963
Service and other revenue	3,551	2,249
Total revenue	16,894	12,212
Cost of goods sold:
Cost of product revenue	$4,080	$3,607
Cost of service and other revenue	2,718	1,200
Total cost of goods sold	$6,798	$4,807
Gross profit	$10,096	$7,405
Operating expenses:
Selling, general and administrative	18,193	8,179
Research and development	5,714	3,192
Change in fair value of contingent consideration	200	426
Depreciation and amortization	1,543	1,009
Total operating expenses	25,650	12,806
Loss from operations	(15,554)	(5,401)
Other income (expense):
Interest expense, net	(749)	(751)
Change in fair value of warrant liability	—	(1,870)
Other expense, net	(74)	(66)
Loss before benefit (provision) for income taxes	(16,377)	(8,088)
Benefit (provision) for income taxes	(22)	6
Net loss	$(16,399)	$(8,082)
Dividends accrued on redeemable convertible preferred stock	—	(1,190)
Accretion of redeemable convertible preferred stock	—	(296)
Adjusted net loss attributable to common stockholders	(16,399)	(9,568)
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(3.54)
Weighted-average shares outstanding, basic and diluted	37,464,496	2,706,133

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(in thousands, except share data)

	Series B		Series C		Series D
	Redeemable		Redeemable		Redeemable		Series A
	Convertible		Convertible		Convertible		Convertible		Class A		Class B		Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	equity (deficit)
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—	37,424,101	$2	—	$—	$217,456	$(96,107)	$121,351
Exercise of stock options	—	—	—	—	—	—	—	—	78,257	—	—	—	55	—	55
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,399)	(16,399)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,545	—	1,545
Balance at March 31, 2022	—	$—	—	$—	—	$—	—	$—	37,502,358	$2	—	$—	$219,056	$(112,506)	$106,552

Balance at December 31, 2020	13,715,330	$11,500	26,732,361	$30,107	16,390,217	$27,500	5,013,333	$1,253	—	$—	2,563,765	$1	$—	$(52,280)	$(51,026)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	271,334	—	44	—	44
Accrued dividends	—	180	—	510	—	500	—	—	—	—	—	—	(298)	(892)	(1,190)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,082)	(8,082)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	254	—	254
Balance at March 31, 2021	13,715,330	$11,680	26,732,361	$30,617	16,390,217	$28,000	5,013,333	$1,253	—	$—	2,835,099	$1	$—	$(61,254)	$(60,000)

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three months ended
	March 31,	March 31,
	2022	2021
Operating activities
Net loss	$(16,399)	$(8,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,619	1,041
Non-cash interest expense	105	106
Stock-based compensation expense	1,545	254
Deferred taxes	10	(10)
Change in fair value of contingent consideration	200	426
Change in fair value of warrant liability	—	1,870
Changes in operating assets and liabilities:
Accounts receivable, net	(1,870)	(120)
Prepaid expenses and other assets	(11,087)	(1,256)
Inventories, net	(2,286)	(430)
Accounts payable	2,083	702
Accrued expenses and other liabilities	7,551	772
Deferred revenue	597	323
Net cash used in operating activities	(17,932)	(4,404)
Investing activities
Purchases of property and equipment	(1,138)	(907)
Net cash used in investing activities	(1,138)	(907)
Financing activities
Proceeds from stock option exercises	55	44
Principal payments on capital leases	—	(48)
Principal payments on financing leases	(126)	—
Net cash used in financing activities	(71)	(4)
Net decrease in cash, cash equivalents, and restricted cash	(19,141)	(5,315)
Cash, cash equivalents, and restricted cash at beginning of year	113,381	17,508
Cash, cash equivalents, and restricted cash at end of year	$94,240	$12,193
Supplemental disclosures of cash flow information
Cash paid for interest	$638	$638
Cash paid for income taxes	$—	$—
Supplemental disclosures of non-cash activities
Purchases of property and equipment included in accounts payable and accrued expenses	$887	$884
Accretion of dividends on Series B, C, and D Preferred Stock	$—	$1,190

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(1) The company and basis of presentation

Description of business

Akoya Biosciences, Inc. (“Akoya” or the “Company”) is a life sciences technology company, founded on November 13, 2015 as a Delaware corporation with operations based in Marlborough, Massachusetts and Menlo Park, California, delivering spatial biology solutions focused on transforming discovery and clinical research. Spatial biology refers to an evolving technology that enables academic and biopharma scientists to detect and map the distribution of cell types and biomarkers across whole tissue samples at single cell resolution, enabling advancements in their understanding of disease progression and patient response to therapy. Through Akoya’s PhenoCycler™ (formerly CODEX®) and PhenoImager™ (formerly Phenoptics™) platforms, reagents, software and services, the Company offers end-to-end solutions to perform tissue analysis and spatial phenotyping across the full continuum, from discovery through translational and clinical research.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of March 31, 2022, the consolidated statements of operations, and the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2022 and 2021, and the consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022, the results of its operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are also unaudited. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed with the SEC on March 15, 2022.

Liquidity and going concern

At March 31, 2022, the Company had cash and cash equivalents of $93,938 and an accumulated deficit of $112,506. The future success of the Company is dependent on its ability to successfully commercialize its products, successfully launch future products, obtain additional capital and ultimately attain profitable operations. The Company has funded its operations primarily through its preferred stock issuances, debt financing arrangements, and the IPO.

The Company is subject to a number of risks similar to other newly commercial life sciences companies, including, but not limited to, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The Company has incurred losses since its inception and has used cash from operations of $17,932 during the three months ended March 31, 2022. However, we believe that our existing cash and cash equivalents will be adequate to satisfy our current operating plans for at least the next twelve months from the issuance of these financial statements.

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

(2) Summary of significant accounting policies

Significant accounting policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission and have not materially changed during the three months ended March 31, 2022, with the exception of the adoption of the FASB’s ASU 2016-02, Leases (Topic 842) in the first quarter of 2022. Refer below to “Recently adopted accounting standards” for further information.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products, and between service and other revenue, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates the Company’s revenue by major source:

	Three months ended
	March 31, 2022	March 31, 2021
Revenue
Product revenue
Instruments	$8,521	$6,837
Consumables	4,628	2,544
Standalone software products	194	582
Total product revenue	$13,343	$9,963
Service and other revenue	$3,551	$2,249
Total revenue	$16,894	$12,212

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

Contract Assets and Liabilities

The Company did not record any contract assets at March 31, 2022 or December 31, 2021.

The Company’s contract liabilities consist of upfront payments for service-based warranties on instrument sales. The Company classifies these contract liabilities in deferred revenue as current or noncurrent based on the timing of when the Company expects to service the warranty.

Cost to Obtain and Fulfill a Contract

Under ASC 606, the Company is required to capitalize certain costs to obtain customer contracts and costs to fulfill customer contracts. These costs are required to be amortized to expense on a systemic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates, compared to previously being expensed as incurred. As a practical expedient, the Company recognizes any incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset is one year or less. Capitalizable costs to obtain contracts, such as commissions, and costs to fulfill customer contracts were determined to be immaterial for the three months ended March 31, 2022 and 2021.

Stock-based compensation

The Company records stock-based compensation for awards granted to employees, non-employees, and to members of the Board for their services on the Board based on the grant date fair value of awards issued, and the expense is recorded on a straight-line basis over the requisite service period, which is generally four years.

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

For restricted stock units (“RSUs”) issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant.

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

Recently adopted accounting standards

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

On January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842), (ASC 842), using the optional transition method allowing entities to recognize a cumulative effect adjustment to the opening balance sheet without restating comparative prior periods presented. ASC 842 requires a lessee to recognize assets and liabilities on the balance sheet for most leases and changes many key definitions, including the definition of a lease. Lessees will continue to differentiate between finance leases and operating, and classification will impact expense recognition.

The Company elected the following practical expedients for all lease asset classes, which must be elected as a package and applied consistently to all of its leases at the transition date: i) the Company did not reassess whether any expired or existing contracts are or contain leases; ii) the Company did not reassess the lease classification for any expired or existing leases; and iii) the Company did not reassess initial direct costs for any existing leases. Refer to Note 17 “Leases” for the adoption impact to our consolidated balance sheet.

Recently issued but not yet adopted accounting standards

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

The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the related invoices and represents the Company’s best estimate of probable credit losses in its existing accounts receivable. The Company had an allowance for doubtful accounts of $44 and $45 at March 31, 2022 and December 31, 2021, respectively.

For the three months ended March 31, 2022 and 2021, no customers accounted for more than 10% of revenue. As of March 31, 2022 and December 31, 2021, no customers accounted for more than 10% of accounts receivable.

(4) Fair value of financial instruments

The Company measures the following financial liabilities at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented.

The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of March 31, 2022 and December 31, 2021:

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration – Long term portion	$6,755	$—	$—	$6,755
	$6,755	$—	$—	$6,755

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration – Long term portion	$7,850	$—	$—	$7,850
	$7,850	$—	$—	$7,850

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

In September 2019, the Company entered into a Loan and Security Agreement with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), under which Innovatus agreed to make a term loan to the Company in an aggregate principal amount of $25,000 (the “Innovatus Term Loan”). In connection with the Loan and Security Agreement, the Company also issued the lender a warrant to purchase 368,779 additional shares of Series D Preferred Stock, at a purchase price of $1.53 per share. The expiration date of the warrant is September 27, 2029. The holder may at any time and from time to time exercise this warrant, in whole or in part, and on any exercise of the warrant, the holder may elect to receive shares equal to the full value of the warrant or a portion of its full value. Prior to the IPO, since the underlying Series D redeemable convertible preferred stock was classified outside of permanent equity, the preferred stock warrant was classified as other long-term liabilities in the accompanying balance sheet. The preferred stock warrant liability was recorded at fair value utilizing the Black-Scholes model. The Black Scholes option pricing model is based on the estimated market value of the underlying redeemable convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying redeemable convertible preferred stock. The Company adjusted the carrying value of the preferred stock warrant to its estimated fair value at each reporting date, with any related increase or decrease in the fair value recorded as an increase or decrease to other income (expense) in the statements of operations. In connection with the IPO, the preferred stock warrant was converted to a warrant to purchase shares of the Company’s common stock, pursuant to its preexisting terms. As such, the Company assessed the classification of the common stock warrant and determined it met the criteria to be classified within stockholders’ equity. Accordingly, the fair value of the warrant liability was reclassified to stockholders’ equity.

Changes in the fair value of the Company’s long-term portion of the contingent consideration liability during the three months ended March 31, 2022 and 2021 were as follows:

Balance as of December 31, 2021	$7,850
Reclassification of FY 2022 payment to accrued expenses	(1,295)
Change in contingent consideration value	200
Balance as of March 31, 2022	$6,755

Balance as of December 31, 2020	$6,984
Reclassification of FY 2021 payment to accrued expenses	(1,150)
Change in contingent consideration value	426
Balance as of March 31, 2021	$6,260

The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs:

	Fair Value
	as of
	March 31,	Valuation	Unobservable
Contingent Consideration Liability	2022	Technique	Inputs
Revenue-based Payments	$6,755	Discounted Cash Flow Analysis under the Income Approach	Revenue discount factor, discount rate

Changes in the fair value of the Company’s warrant liability during the three months ended March 31, 2021 were as follows:

Balance as of December 31, 2020	$490
Change in fair value of warrant liability	1,870
Balance as of March 31, 2021	$2,360

(5) Property and equipment, net

Property and equipment consists of the following:

	Estimated Useful	March 31,	December 31,
	Life (Years)	2022	2021
Furniture and fixtures	7	$360	$488
Computers, laptop and peripherals	5	3,863	3,590
Laboratory equipment	5	5,472	5,906
Leasehold improvements	Shorter of the lease life or 7	2,149	1,571
Total property and equipment		11,844	11,555
Less: Accumulated depreciation		(4,256)	(4,068)
Property and equipment, net		$7,588	$7,487

Depreciation expense of $434 and $384 relating to property and equipment was charged to operations for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense of $76 and $0 relating to property and equipment was charged to cost of sales for the three months ended March 31, 2022 and 2021, respectively.

Demo inventory consists of the following:

	Estimated	March 31,	December 31,
	Life (Years)	2022	2021
Demo inventory – gross	3	$3,733	$3,733
Less: Accumulated depreciation		(1,508)	(1,185)
Demo inventory, net		$2,225	$2,548

Depreciation expense of $352 and $103 relating to demo equipment was charged to operations for the three months ended March 31, 2022 and 2021, respectively.

(6) Intangible assets and goodwill

Intangible assets as of March 31, 2022 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(2,758)	$9,042	15
Developed technology	8,300	(2,425)	5,875	12
Licenses	63	(26)	37	15
Trade names and trademarks	6,300	(1,929)	4,371	12
Capitalized software	1,687	(89)	1,598	5
Non-compete agreements	300	(263)	37	4
Total intangible assets	$28,450	$(7,490)	$20,960

Intangible assets as of December 31, 2021 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(2,561)	$9,239	15
Developed technology	8,300	(2,252)	6,048	12
Licenses	63	(25)	38	15
Trade names and trademarks	6,300	(1,722)	4,578	12
Capitalized software	1,259	(68)	1,191	5
Non-compete agreements	300	(244)	56	4
Total intangible assets	$28,022	$(6,872)	$21,150

Total amortization expense charged to operations for the three months ended March 31, 2022 and 2021 was $618 and $521, respectively. Total amortization expense charged to cost of sales for the three months ended March 31, 2022 and 2021 was $0 and $33, respectively.

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

As of March 31, 2022, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows:

2022 remaining	$1,924
2023	2,511
2024	2,630
2025	2,630
2026	2,601
Thereafter	8,664
Total	$20,960

As of March 31, 2022 and December 31, 2021, the goodwill balance is $18,262.

(7) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2022	2021
Payroll and compensation	$3,528	$6,502
Current portion of contingent consideration	2,502	1,207
Inventory purchases	1,868	1,877
Other accrued expenses	4,240	3,905
Total accrued expenses and other current liabilities	$12,138	$13,491

(8) Debt

Term Loan Agreements

In October 2020, the Company entered into a debt financing arrangement with Midcap Financial Trust (the “Midcap Trust Term Loan”), for a $37,500 credit facility, consisting of a senior, secured term loan. The Company received $32,500 in aggregate proceeds as a result of the debt financing. The term of the Midcap Trust Term Loan is interest only for 36 months followed by 24 months of straight-line amortization. Interest on the outstanding balance of the Midcap Trust Term Loan shall be payable monthly in arrears at an annual rate of one-month LIBOR plus 6.35%, subject to a LIBOR floor of 1.50%. The interest rate was 7.85% at March 31, 2022. At the time of final payment under the Midcap Trust Term Loan, the Company is required to pay Midcap Financial Trust a final payment fee of 5.00% of the amount borrowed under the Midcap Trust Term Loan. If the Midcap Trust Term Loan is prepaid prior to the end of the term, the Company shall pay to Midcap Financial Trust a fee as compensation for the costs of being prepared to make funds available in an amount determined by multiplying the amount being prepaid by (i) three percent (3.00%) in the first year, two percent, (2.00%) in the second year and one percent (1.00%) in the third year and thereafter. A final payment fee of $1,625 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the three months ended March 31, 2022 and 2021, the Company recorded $81, respectively, related to the amortization of the final payment fee associated with the Midcap Trust Term Loan.

Debt consists of the following:

	March 31,	December 31,
	2022	2021
Midcap Trust Term Loan	$32,500	$32,500
Unamortized debt discount	(389)	(413)
Accretion of final fee	465	384
Long-term debt, net	$32,576	$32,471

As of March 31, 2022, future principal payments due under the Midcap Trust Term Loan, excluding the $1,625 final payment fee, are as follows:

Midcap Trust
Year Ended:	Term Loan
December 31, 2022	$—
December 31, 2023	—
December 31, 2024	2,708
December 31, 2025	16,250
December 31, 2026	13,542
Total minimum principal payments	$32,500

(9) Stockholder’s equity (deficit)

The Company’s Amended and Restated Certificate of Incorporation authorizes it to issue 500,000,000 shares of common stock, $0.00001 par value per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. Each share of Class A common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board, subject to the prior rights of holders of all classes of stock outstanding. As of March 31, 2022 and December 31, 2021, a total of 37,502,358 and 37,424,101 shares of common stock were issued and outstanding, respectively, and 8,502,166 and 6,709,218 shares of common stock were reserved for issuance, respectively.

(10) Stock compensation plans

2021 Equity Incentive Plan

On March 24, 2021, the Board and on April 8, 2021, its stockholders approved and adopted the 2021 Equity Incentive Award Plan (the “2021 Plan”). The 2021 Plan became effective immediately prior to the closing of the IPO. Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. A total of 1,727,953 shares of common stock were approved to be initially reserved for issuance under the 2021 Plan. The number of shares under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”) subject to outstanding awards as of the effective date of the 2021 Plan that are subsequently canceled, forfeited or repurchased by the Company were added to the shares reserved under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2021 Plan, beginning with January 1, 2022 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Board.

2015 Equity Incentive Plan

The 2015 Plan was established for granting stock incentive awards to directors, officers, employees and consultants to the Company. The 2015 Plan provided for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units as determined by the Board. Under the 2015 Plan, stock options were generally granted with exercise prices equal to or greater than the fair value of the common stock as determined by the Board, expired no later than 10 years from the date of grant, and vested over various periods not exceeding four years. While no shares are available for future issuance under the 2015 Plan, it continues to govern outstanding equity awards granted thereunder.

Stock Options

During the three months ended March 31, 2022 and 2021, the Company granted options to employees with an aggregate fair value of $4,481 and $9,322, respectively, which are being recorded as compensation expense over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding), volatility of the Company’s common stock and an assumed-risk-free interest rate.

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

During the three months ended March 31, 2022, the Company granted options to purchase 811,000 shares of common stock at a weighted average fair value of $5.54 per share and a weighted average exercise price of $11.20 per share. During the three months ended March 31, 2021, the Company granted options to purchase 1,343,700 shares of common stock at a weighted average fair value of $6.96 per share and a weighted average exercise price of $14.25 per share. For the three months ended March 31, 2022 and 2021, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three months ended	Three months ended
	March 31,	March 31,
	2022	2021

Weighted-average risk-free interest rate	2.0%	1.0%
Expected dividend yield	0%	0%
Expected volatility	49.9%	51.0%
Expected term	6.0 years	6.1 years

Restricted Stock Units

During the three months ended March 31, 2022, the Company granted RSUs to employees with an aggregate fair value of $1,634, which are being recorded as compensation expense over the requisite service period. The fair value of each grant is calculated based on the Company’s stock price on the date of grant. During the three months ended March 31, 2022, the Company granted 137,500 shares of restricted common stock at a weighted average fair value of $11.88 per share.

Stock-Based Compensation

Stock-based compensation related to the Company’s stock-based awards was recorded as an expense and allocated as follows:

	Three months ended
	March 31,
	2022	2021
Cost of goods sold	$47	$16
Selling, general and administrative	1,225	183
Research and development	273	55
Total stock-based compensation	$1,545	$254

As of March 31, 2022, and 2021, there was $18,700 and $9,051, respectively, of total unrecognized compensation cost related to non-vested stock options. The Company expects to recognize that cost over a remaining weighted-average period of 3.3 and 3.9 years as of March 31, 2022 and 2021, respectively.

As of March 31, 2022 there was $1,625 of total unrecognized compensation cost related to non-vested RSUs. The Company expects to recognize that cost over a remaining weighted-average period of 4.0 years as of March 31, 2022.

(11) Employee stock purchase plan

On March 24, 2021, the Board and on April 8, 2021, its stockholders approved and adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective in connection with the closing of the Company’s IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. A total of 172,795 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2022 and ending with January 1, 2030, by an amount equal to 0.5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Board. No shares have been issued under the ESPP at March 31, 2022.

(12) Income taxes

During the three months ended March 31, 2022 and 2021, the Company recorded a tax (provision) benefit of ($22) and $6, respectively. The tax benefit and provision consist primarily of foreign income taxes and state taxes in the United States. The provision differs from the U.S. federal statutory rate of 21% primarily due to the full valuation allowance recorded against the U.S. deferred tax assets, including the current year to date losses. The Company maintains a valuation allowance against its U.S. deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

(13) Commitments and contingencies

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

In September 2018, in connection with the acquisition of the QPS division of PKI, the Company entered into a License Agreement with PKI, pursuant to which PKI granted the Company an exclusive, nontransferable, sublicensable license under certain patent rights to make, use, import and commercialize QPS products and services. The Company is required to pay royalties on net sales of products and services that are covered by patent rights under the agreement at a rate ranging from 1.0% to 7.0%. The Company recorded approximately $1,295 and $1,207 of accrued royalties in connection with this agreement as of March 31, 2022 and December 31, 2021, respectively, payable in the first quarter of 2023 and 2022, respectively.

Research Agreements

In 2019 the Company entered into a research arrangement with an unrelated third party. Under this arrangement, we are obligated to pay such third party $415 and $120 in 2022 and 2023, respectively.

(14) Net loss per share attributable to common stockholders

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards. Awards granted with performance conditions are excluded from the shares used to compute diluted earnings per share until the performance conditions associated with the awards are met.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
	March 31,
	2022	2021

Net loss	$(16,399)	$(8,082)
Dividends accrued on redeemable convertible preferred stock	—	(1,190)
Accretion of redeemable convertible preferred stock	—	(296)
Adjusted net loss attributable to common stockholders	$(16,399)	$(9,568)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	37,464,496	2,706,133
Basic and diluted net loss per common share outstanding	$(0.44)	$(3.54)

The Company’s potential dilutive securities, which include stock options, unvested restricted stock units, convertible preferred stock, and the outstanding warrant, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended
	March 31,
	2022	2021
Series A Convertible Preferred Stock (as converted to common stock)	—	2,151,641
Series B Redeemable Convertible Preferred Stock (as converted to common stock)	—	5,886,405
Series C Redeemable Convertible Preferred Stock (as converted to common stock)	—	11,473,110
Series D Redeemable Convertible Preferred Stock (as converted to common stock)	—	7,034,423
Outstanding stock options	6,296,781	4,947,296
Unvested restricted stock units	137,500	—
Performance-based stock options	—	21,459
Warrant to purchase Series D convertible preferred stock (as converted to common stock)	—	158,274
Warrant to purchase common stock	158,274	—
Total	6,592,555	31,672,608

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

The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped:

	Three months ended
	March 31,
	2022	2021

North America	$9,324	$5,209
APAC	3,509	3,690
EMEA	4,061	3,313
Total Revenue	$16,894	$12,212

	Three months ended
	March 31,
	2022	2021

North America	55%	43%
APAC	21%	30%
EMEA	24%	27%
Total Revenue	100%	100%

North America includes the United States and related territories, as well as Canada. APAC also includes Australia. For the three months ended March 31, 2022, we had no countries with more than 10% revenue outside of the United States. For the three months ended March 31, 2021, we had one country outside of the United States with 18% of total revenue.

As of March 31, 2022 and December 31, 2021, substantially all of the Company’s long-lived assets are located in the United States.

(16) Related party transactions

Argonaut Manufacturing Services Inc. (“AMS”) is a portfolio company of Telegraph Hill Partners, which holds greater than 5% of our total outstanding shares. During the three months ended March 31, 2022 and 2021, the Company incurred costs of goods sold of approximately $971 and $491, respectively, related to sales of consumables manufactured by AMS. As of March 31, 2022 and December 31, 2021, $5,390 and $4,263, respectively, is included in inventory related to consumables manufactured by AMS. As of March 31, 2022 and December 31, 2021, the Company had $1,967 and $1,700 in accounts payable, respectively, due to AMS.

(17) Leases

On January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842), (ASC 842), using the modified retrospective method. The Company chose to apply the transition provisions as of the period of adoption. Results for reporting periods beginning on or after January 1, 2022 are presented under ASC 842 while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under ASC 840.

Adoption of the new standard resulted in the recording of $10,409 of operating lease right of use assets, $673 of financing lease right of use assets, $2,741 of short-term operating lease liabilities, $272 of short-term financing operating lease liabilities, $7,968 of long-term operating lease liabilities, and $197 of long-term financing lease liabilities. The difference between the operating lease liabilities and operating right of use assets is associated with existing deferred rent under ASC 840. The following table summarizes the amount by which each financial statement line item was affected in the current reporting period due to the adoption of ASC 842 as compared with the guidance that was in effect before the change.

	December 31, 2021	ASC 842 Adjustment	January 1, 2022
Assets
Operating lease right of use assets, net	$—	$10,409	$10,409
Financing lease right of use assets, net	—	673	673
Property and equipment, net	673	(673)	—
Total assets	$190,907	$10,409	$201,316

Liabilities and stockholders' equity
Deferred rent	$300	$(300)	$—
Current portion of capital lease liabilities	272	(272)	—
Current portion of operating lease liabilities	—	2,741	2,741
Current portion of financing lease liabilities	—	272	272
Total current liabilities	27,682	2,441	30,123
Capital lease liabilities, net of current portion	197	(197)	—
Operating lease liabilities, net of current portion	—	7,968	7,968
Financing lease liabilities, net of current portion	—	197	197
Total liabilities	69,556	10,409	79,965
Stockholders' equity
Total stockholders' equity	121,351	—	121,351
Total liabilities and stockholders' equity	$190,907	$10,409	$201,316

The Company considers a lease to be a contract, or part of a contract, that conveys the right to control the use of identified property or equipment (an identified asset) for a period of time in exchange for consideration. The Company leases office, lab, and warehouse spaces as follows:

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

In August 2021, the Company signed a 30-month lease with MTP Equity Partners, LLC for office space in Marlborough, MA. In connection with this agreement, the Company paid a security deposit totaling $43, which is recorded as a component of long-term assets in the consolidated balance sheet; The lease commencement date is August 2021.

In March 2022, the Company signed a 96-month lease with Atlantic-Fulcrum Realty LLC for warehouse space in Marlborough, MA. The leased premises ranges from approximately 16,068 rentable square feet to 32,125 rentable square feet during the lease term. The lease commencement date is April 1, 2022, and thus is not included in our consolidated balance sheet as of March 31, 2022. The Company will be obligated to pay an aggregate of $2,916 in lease payments, ranging from $193 to $452 in annual rent throughout the lease term.

We hold various auto leases which have an initial term of 48 months.

For the three months ended March 31, 2022, the Company entered into two financing leases for staining equipment. The Company also holds financing leases for computer equipment, staining equipment, and furniture which the Company was accounting for as capital leases prior to our adoption of ASC 842.

Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For these lease agreements, we have elected the practical expedient to not separate non-lease and lease components and instead to account for them as a single lease component.

Under Topic 842, lease payments include: fixed payments, including in-substance fixed payments, less any lease incentives paid or payable to the lessee; variable lease payments that depend on an index or a rate; exercise price of a purchase option reasonably certain to be exercised; penalties for terminating a lease; and amounts where it is probable that we will owe under a residual value guarantee. Refundable deposits are not considered to be a fixed payment. Variable lease costs that are not based on an index or a rate are recorded to expenses in the period incurred. Lease term is determined at lease commencement. The initial determination of a lease liability is calculated as the net present value of the lease payments not yet paid.

Some leases include an option to renew, with renewal terms that can extend the lease term by five years. The exercise of lease renewal options is at our sole discretion. None of these options to renew are recognized as part of our right-to-use asset or lease liability as of March 31, 2022, as renewal was determined to not be reasonably assured. The depreciable life of assets and leasehold improvements are limited by the expected lease term. We recognize lease expense for operating leases on a straight-line basis over the lease term. We recognize amortization expense for finance leases over the lease term based on the terms of the lease agreement.

Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As most of our leases do not provide an implicit rate, the Company used our incremental borrowing rate based on the information available at the adoption or commencement date, in determining the present value of lease payments.

The table below summarizes our lease costs for the three months ended March 31, 2022:

		Three Months Ended
		March 31,
Lease Costs	Classification	2022
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	$139
Interest on lease liabilities	Interest expense, net	6
Operating lease cost	Selling, general and administrative	710
Total lease cost		$855

As of March 31, 2022, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

Maturity of operating lease liabilities	As of March 31, 2022
Remainder 2022	$2,212
2023	2,739
2024	2,286
2025	2,255
2026	2,107
2027 and thereafter	682
Total lease payments	$12,281
Less: discount to lease payments	(1,970)
Total operating lease liabilities	$10,311

As of March 31, 2022, future minimum commitments under ASC 842 under the Company’s financing leases were as follows:

Maturity of financing lease liabilities	As of March 31, 2022
Remainder 2022	$328
2023	356
2024	228
2025	23
2026	—
2027 and thereafter	—
Total lease payments	$935
Less: discount to lease payments	(103)
Total financing lease liabilities	$832

The table below summarizes the weighted-average remaining lease term (in years), the weighted-average incremental borrowing rate (in percentages), as well as supplemental cash flow information related to leases for the three months ended March 31, 2022:

	Three Months Ended
Lease Term, Discount Rates, and Other	March 31, 2022
Weighted average remaining lease term
Operating leases	4.6	years
Financing leases	2.4	years
Weighted average incremental borrowing rate
Operating leases	7.85%
Financing leases	4.97%
Cash payments of amounts included in lease liabilities
Operating cash flows from operating leases	$637
Operating cash flows from finance leases	6
Financing cash flows from finance leases	126

(18) Subsequent events

The Company has evaluated subsequent events from the consolidated balance sheet date through May 5, 2022, which is the date the consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2022. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those in our Annual Report on Form 10-K for the year ended December 31, 2021, as referred to in the section titled “Risk Factors” under Part II, Item 1A below. Please also see the section titled “Special note regarding forward looking statements.”

Overview

We are an innovative life sciences technology company delivering spatial biology solutions focused on transforming discovery and clinical research. Our mission is to deliver a revolutionary new class of spatially derived biomarkers that empower life sciences researchers to better understand disease and clinicians to improve patient outcomes. Spatial biology refers to a rapidly evolving technology that enables academic and biopharma scientists to detect and map the distribution of cell types and biomarkers across whole tissue samples at single cell resolution, enabling advancements in their understanding of disease progression and patient response to therapy. Through our PhenoCycler™ and PhenoImager™ platforms, reagents, software and services, we offer end-to-end solutions to perform tissue analysis and spatial phenotyping across the full continuum, from discovery through translational and clinical research.

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

We offer distinct stand-alone as well as integrated platforms for spatial phenotyping, designed to serve the unique needs of our customers in the discovery, translational and clinical markets. The PhenoCycler, is an ultra-high parameter and cost-effective platform ideally suited for discovery high-plex research. The PhenoImager platforms, which includes the newly introduced Fusion instrument and HT instrument (formerly Vectra Polaris), provide high-throughput with the automation and robustness needed for translational and clinical applications. Furthermore, the PhenoCycler and the PhenoImager Fusion can be integrated into a combined system, PhenoCycler-Fusion System, to enable spatial discovery at scale. Together, the systems offer seamless and integrated workflow solutions for our customers, including important benefits such as flexible sample types, automated sample processing, scalability, comprehensive data analysis and software solutions and dedicated field and applications support. With these platforms, our customers are performing spatial phenotyping to further advance their understanding of diseases such as cancer, neurological and autoimmune disorders, and many other therapeutic areas.

For the three months ended March 31, 2022 and 2021, revenue from North America accounted for approximately 55% and 43% of our revenue, respectively.

As of March 31, 2022, we employed a commercial team of 148 employees, including many with significant industry and technical experience. This total includes field instrument service personnel who are classified in cost of goods sold in our consolidated statements of operations. We follow a direct sales model in North America and EMEA, while selling through third party distributors and dealers in APAC.

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

As of the date of this Quarterly Report on Form 10-Q, we have financed our operations primarily from the issuance and sale of convertible preferred stock, borrowings under our long-term debt agreement, and our IPO. We have incurred net losses in each year since our inception in 2015. Our net losses were $16.4 million and $8.1 million for the three months ended March 31, 2022 and 2021, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Expansion of our installed base

We are focused on increasing sales of our PhenoCycler and PhenoImager platforms (Fusion and HT) to new and existing customers. Our financial performance has historically been driven by, and will continue to be impacted by, the volume of instrument sales. Additionally, instrument sales are a leading indicator of future recurring revenue from consumables and services. Our operating results and growth prospects will be dependent in part on our ability to increase our instrument installed base as we further penetrate existing markets and expand into, or offer new features and solutions that appeal to, new markets.

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

Drive incremental pull through

We believe that expansion of our installed base to new and existing customers will drive an increase in our recurring reagent and instrument service revenue. In addition, as our research and development team identifies and launches new applications and biomarker targets, we expect to increase incremental pull through on our existing and new instrument installed base. Recurring revenue was 38% and 33% of total revenue for the three months ended March 31, 2022 and 2021, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our installed base expands, we expect recurring revenue on an absolute basis to increase and become an increasingly important contributor to our revenue.

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

Impacts in 2021 and 2022 to our business as a result of COVID-19 include disruptions to our manufacturing operations and supply chain caused by facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, decreased productivity and unavailability of materials or components, limitations on our employees’ and customers’ ability to travel, and delays in product installations, trainings or shipments to and from affected countries and within the United States. Our corporate office facility is now open for those who want to work in that space, subject to certain restrictions, but a significant number of our personnel continue to work from home. While we learned during COVID-19 that we can work very effectively in a fully-remote environment, the partial return to in-office work and the transition to permanent remote working arrangements for some employees may result in increased costs, decreased efficiency, deterioration of corporate culture, greater exposure to cybersecurity threats, and other operational risks.

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

Historically, a significant portion of our field sales, customer training events and other application services have been conducted in person, and the rollout of our new products has historically been supported by our participation at industry conferences. As a result of the COVID-19 pandemic, and the precautionary measures that we have adopted, substantially all of our field sales and professional services activities were conducted remotely for over two years, which resulted in a decrease in our travel expenditures. However, we expect our travel expenditures to increase as COVID-19 restrictions ease, which could negatively impact our financial condition and results of operations. As of the date of this Quarterly Report on Form 10-Q, we do not yet know the extent of the negative impact of such restrictions and precautionary measures on our ability to attract new customers or retain and expand our relationships with existing customers over the near and long term. The length of time and full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and difficult to predict.

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

During the three months ended March 31, 2022 and 2021, our instrument placements were as follows:

	Three months ended
	March 31,
	2022	2021
Instrument Placements:	51	37

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

Components of results of operations

Revenue

Product Revenue

We generate product revenue from the sale of our instruments, consumables and software products. Instrument sales accounted for 64% and 69% of our product revenue for the three months ended March 31, 2022 and 2021, respectively. Consumables revenue accounted for 35% and 26% of our product revenue for the three months ended March 31, 2022 and 2021, respectively.

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

During the three months ended March 31, 2022 and 2021, respectively, our revenue was comprised of the following sources:

	Three months ended
	March 31,
($ in thousands)	2022	2021
Revenue:
Product revenue	$13,343	$9,963
Service and other revenue	3,551	2,249
Total revenue	$16,894	$12,212

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

We expect that our cost of goods sold will increase or decrease to the extent that our revenue increases or decreases and depending on the mix of revenue in any specific period.

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

Gross profit was $10.1 million compared to $7.4 million for the three months ended March 31, 2022 and 2021, respectively.

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

Results of operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in the Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three months ended
	March 31,
($ in thousands)	2022	2021
Product revenue	$13,343	$9,963
Service and other revenue	3,551	2,249
Total revenue	16,894	12,212
Cost of goods sold:
Cost of product revenue	$4,080	$3,607
Cost of service and other revenue	2,718	1,200
Total cost of goods sold	$6,798	$4,807
Gross profit	$10,096	$7,405
Operating expenses:
Selling, general and administrative	18,193	8,179
Research and development	5,714	3,192
Change in fair value of contingent consideration	200	426
Depreciation and amortization	1,543	1,009
Total operating expenses	25,650	12,806
Loss from operations	(15,554)	(5,401)
Other income (expense):
Interest expense, net	(749)	(751)
Change in fair value of warrant liability	—	(1,870)
Other expense, net	(74)	(66)
Loss before benefit (provision) for income taxes	(16,377)	(8,088)
Benefit (provision) for income taxes	(22)	6
Net loss	$(16,399)	$(8,082)

Comparison of the three months ended March 31, 2022 and 2021

Revenue

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Product revenue	$13,343	$9,963	3,380	34%
Service and other revenue	3,551	2,249	1,302	58%
Total revenue	$16,894	$12,212	4,682	38%

Product revenue increased by $3.4 million, or 34%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily driven by a $2.1 million increase in consumable revenue resulting from a larger installed base of 748 systems as of March 31, 2022, as compared to 587 systems as of March 31, 2021, and a $1.7 million increase in instrument revenue resulting from 51 new system placements during the three months ended March 31, 2022, compared to 37 new system placements for the three months ended March 31, 2021.

Service and other revenue increased by $1.3 million, or 58%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to an increase relating to lab services operations, and other immaterial changes.

Costs of Goods Sold, Gross Profit and Gross Margin

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Cost of product revenue	$4,080	$3,607	$473	13%
Cost of service and other revenue	2,718	1,200	1,518	127%
Total cost of goods sold	$6,798	$4,807	$1,991	41%
Gross profit	$10,096	$7,405	$2,691	36%
Gross margin	60%	61%

Cost of product revenue increased by $0.5 million, or 13%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in cost of product revenue was primarily driven by costs associated with increased instrument and consumable sales, partially offset by a change of mix in instrument revenue as compared to consumables revenue. Cost of service and other revenue increased by $1.5 million, or 127%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to increases in costs for lab services driven by an increase in activity, as well as an increase in extended warranty costs as there were higher customer renewals due to the maturity of the installed base.

Gross profit increased by $2.7 million, or 36%, and gross margin decreased by 1% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Operating Expenses

Selling, General and Administrative

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Selling, general and administrative	$18,193	$8,179	$10,014	122%

Selling, general and administrative expense increased by $10.0 million, or 122%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to a $6.2 million increase in personnel-related expenses due to an increase in headcount to support the growth in our overall operations subsequent to our IPO. Additionally, there was a $2.1 million increase in professional fees and other third-party fees, which are largely incremental costs of operating a public business, including increased marketing, legal, accounting, insurance, and other consulting costs. Remaining increases are due to higher costs in recruiting, facilities, supplies, software licenses and subscriptions, and other related costs.

Research and development

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Research and development	$5,714	$3,192	$2,522	79%

Research and development expense increased by $2.5 million, or 79%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to a $1.2 million increase in personnel-related expenses due to an increase in headcount. Additionally, there was a $1.0 million increase in third-party consulting and lab supplies consumed as the Company has ramped up its efforts subsequent to the IPO.

Change in fair value of contingent consideration

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Change in fair value of contingent consideration	$200	$426	$(226)	(53)%

Change in fair value of contingent consideration decreased by $0.2 million, or 53%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to current period remeasurement.

Depreciation and amortization

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Depreciation and amortization	$1,543	$1,009	$534	53%

The $0.5 million increase in depreciation and amortization expense was primarily related to an increase in property and equipment as of March 31, 2022 as compared to March 31, 2021.

Interest expense

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Interest expense	$749	$751	$(2)	0%

Interest expense decreased by $2.0 thousand for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Change in fair value of warrant liability

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Change in fair value of warrant liability	$—	$1,870	$(1,870)	(100)%

Change in fair value of warrant liability decreased by $1.9 million, or 100%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. In connection with our IPO, this warrant was adjusted to become a warrant to purchase shares of our common stock and met the criteria to be classified within stockholders’ equity; therefore, the warrant is no longer subject to liability accounting, and thus no further remeasurement.

Other expense, net

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Other expense, net	$74	$66	$8	12%

Other expense, net increased by $8.0 thousand for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $93.9 million in cash and cash equivalents which were primarily held in U.S. short-term bank deposit accounts.

Since our inception, we have experienced losses and negative cash flows from operations, and as of March 31, 2022, we had a consolidated net loss of $16.4 million and an accumulated deficit of $112.5 million. We have primarily relied on equity and debt financings to fund our operations to date.

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

Convertible preferred stock financings

Through March 31, 2022, we have raised a total of $60.5 million from the issuance and sale of convertible preferred stock, net of costs associated with such financings. Most recently, in 2019 we issued shares of Series D convertible preferred stock for gross proceeds of $25.0 million. All preferred stock converted to common stock immediately prior to our IPO.

Payroll Protection Program loan

During April 2020, we received a $2.48 million small business loan under the Payroll Protection Program (the “PPP Loan”), part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan was forgiven in full in June 2021.

Midcap Trust Term Loan

In October 2020, we entered into the Midcap Trust Term Loan for a $37.5 million credit facility, consisting of a senior, secured term loan. We realized $32.5 million in aggregate proceeds as a result of the debt financing. The term of the Midcap Trust Term Loan is interest only for 36-months followed by 24-months of straight-line amortization with a final maturity date of October 27, 2025. Interest on the outstanding balance of the Midcap Trust Term Loan shall be payable monthly in arrears at an annual rate of one-month LIBOR plus 6.35%, subject to a LIBOR floor of 1.50%.

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

We were in compliance with all covenants under the Midcap Trust Term Loan as of March 31, 2022.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three months ended
	March 31,
($ in thousands)	2022	2021
Net cash used in:
Operating activities	$(17,932)	$(4,404)
Investing activities	(1,138)	(907)
Financing activities	(71)	(4)
Net decrease in cash, cash equivalents, and restricted cash	$(19,141)	$(5,315)

Operating activities

Net cash used in operating activities increased by $13.5 million to $17.9 million in the three months ended March 31, 2022 compared to $4.4 million in the three months ended March 31, 2021. This amount is attributable to a net loss of $16.4 million and a net change in our net operating assets and liabilities of $5.0 million, offset by non-cash charges of $3.5 million. The change in our net operating assets and liabilities was primarily due to increased prepaid expenses and other assets of $11.1 million, increased inventory levels of $2.3 million, and increased accounts receivable of $1.9 million, offset by increases in accounts payable, accrued expenses and other liabilities of $9.6 million, and increases in deferred revenue of $0.6 million. Non-cash charges primarily consisted of $1.6 million of depreciation and amortization, $0.2 million in change in fair value of contingent consideration, and $0.1 million of non-cash interest expense.

Investing activities

Net cash used in investing activities was $1.1 million in the three months ended March 31, 2022 compared to $0.9 million during the three months ended March 31, 2021. This amount was driven by purchases of property and equipment of $1.1 million.

Financing activities

Net cash used in financing activities was $71.0 thousand for the three months ended March 31, 2022 compared with $4.0 thousand for the three months ended March 31, 2021.

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

Fixed rate debt. In October 2020, we entered into the Midcap Trust Term Loan, which is due in October 2025, and carries a fixed interest rate of 7.85% per annum. If we refinance the Midcap Trust Term Loan or enter into new debt arrangements, interest rates could increase and thereby increase our financing costs and increase our net loss. A hypothetical 100 basis point change in interest rates would not have a material impact on interest expense for the three months ended March 31, 2022.

Bank deposit, money market and note receivable exposure. As of March 31, 2022, we had cash and cash equivalents, including restricted cash, of $94.2 million, which consisted primarily of bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These bank deposits generate interest income at variable rates below 1%. A hypothetical 100 basis point decrease in interest rates would not have a material impact on interest income or net loss.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 15, 2022 with the exception of the adoption of the FASB’s ASU 2016-02, “Leases (Topic 842)” in the first quarter of 2022. Please refer to Note 17 of the notes to the consolidated financial statements for further detail.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022. There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 15, 2022. The risk factors may be important to understanding other statements in this report and should be read in conjunction with the unaudited financial statements and related notes in this report. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operations, product pipeline, operating results, financial condition or liquidity, and consequently, the value of our securities. Further, additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and prospects.

There have been no material changes to the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 15, 2022

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Akoya Biosciences, Inc.

Date: May 5, 2022	By:	/s/ Brian McKelligon
Brian McKelligon
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer
(Principal Financial and Accounting Officer)