Form 10-Q
period 2022-06-30
Akoya Biosciences, Inc.
filed 2022-08-09
CIK 1711933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Number of shares of the registrant’s common shares outstanding at July 29, 2022: 37,892,282

AKOYA BIOSCIENCES, INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets at June 30, 2022 (Unaudited) and December 31, 2021	2
Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2022 and 2021	3
Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Six Months Ended June 30, 2022 and 2021	4
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited) for the Three and Six Months Ended June 30, 2022 and 2021	5
Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2022 and 2021	7
Notes to Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	44
Item 4. Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	45
Item 1A. Risk Factors	45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3. Defaults Upon Senior Securities	45
Item 4. Mine Safety Disclosures	45
Item 5. Other Information	45
Item 6. Exhibits	46
Signatures	47

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

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$46,881	$113,079
Marketable securities	40,725	—
Accounts receivable, net	10,472	9,444
Inventories, net	13,218	9,014
Prepaid expenses and other current assets	8,598	9,277
Total current assets	119,894	140,814
Property and equipment, net	9,390	7,487
Restricted cash	302	302
Demo inventory, net	2,035	2,548
Intangible assets, net	20,799	21,150
Goodwill	18,262	18,262
Operating lease right of use assets, net	11,687	—
Financing lease right of use assets, net	1,546	—
Other assets	348	344
Total assets	$184,263	$190,907
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,372	$9,435
Accrued expenses and other current liabilities	11,503	13,491
Current portion of operating lease liabilities	3,015	—
Current portion of financing lease liabilities	578	—
Current portion of capital lease liabilities	—	272
Deferred revenue	5,315	4,484
Total current liabilities	33,783	27,682
Deferred revenue, net of current portion	1,554	1,330
Long-term debt, net of debt discount	42,565	32,471
Deferred tax liability, net	125	26
Capital lease liabilities, net of current portion	—	197
Operating lease liabilities, net of current portion	9,066	—
Financing lease liabilities, net of current portion	721	—
Contingent consideration liability (Note 4), net of current portion	5,599	7,850
Total liabilities	93,413	69,556
Stockholders’ equity:
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common Stock, $0.00001 par value; 500,000,000 shares authorized at June 30, 2022 and December 31, 2021; 37,766,655 and 37,424,101 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid in capital	220,941	217,456
Accumulated deficit	(130,001)	(96,107)
Other comprehensive loss	(92)	—
Total stockholders’ equity	90,850	121,351
Total liabilities and stockholders’ equity	$184,263	$190,907

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except share & per share data)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$14,161	$10,719	$27,504	$20,682
Service and other revenue	3,733	2,352	7,284	4,601
Total revenue	17,894	13,071	34,788	25,283
Cost of goods sold:
Cost of product revenue	$5,198	$3,180	$9,278	$6,787
Cost of service and other revenue	2,355	1,757	5,073	2,957
Total cost of goods sold	$7,553	$4,937	$14,351	$9,744
Gross profit	$10,341	$8,134	$20,437	$15,539
Operating expenses:
Selling, general and administrative	20,590	10,066	38,783	18,245
Research and development	5,598	2,947	11,312	6,139
Change in fair value of contingent consideration	(1,156)	400	(956)	826
Depreciation and amortization	1,617	1,099	3,160	2,108
Total operating expenses	26,649	14,512	52,299	27,318
Loss from operations	(16,308)	(6,378)	(31,862)	(11,779)
Other income (expense):
Interest expense, net	(849)	(757)	(1,598)	(1,508)
Change in fair value of warrant liability	—	(858)	—	(2,728)
Gain on extinguishment of debt	—	2,476	—	2,476
Other expense, net	(232)	(52)	(306)	(118)
Loss before benefit (provision) for income taxes	(17,389)	(5,569)	(33,766)	(13,657)
Benefit (provision) for income taxes	(106)	6	(128)	12
Net loss	$(17,495)	$(5,563)	$(33,894)	$(13,645)
Dividends accrued on redeemable convertible preferred stock	—	(245)	—	(1,435)
Accretion of redeemable convertible preferred stock	—	(296)	—	(296)
Adjusted net loss attributable to common stockholders	(17,495)	(6,104)	(33,894)	(15,376)
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(0.20)	$(0.90)	$(0.94)
Weighted-average shares outstanding, basic and diluted	37,612,331	29,974,811	37,538,821	16,415,800

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net loss	$(17,495)	$(5,563)	$(33,894)	$(13,645)
Other comprehensive loss:
Unrealized loss on marketable securities	(92)	—	(92)	—
Total other comprehensive loss	(92)	—	(92)	—
Comprehensive loss	$(17,587)	$(5,563)	$(33,986)	$(13,645)

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(in thousands, except share data)

	Series B		Series C		Series D
	Redeemable		Redeemable		Redeemable		Series A
	Convertible		Convertible		Convertible		Convertible		Class A		Class B		Additional		Accumulated	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid in	Accumulated	other comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	loss	equity (deficit)
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—	37,424,101	$2	—	$—	$217,456	$(96,107)	$—	$121,351
Exercise of stock options	—	—	—	—	—	—	—	—	78,257	—	—	—	55	—	—	55
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,399)	—	(16,399)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,545	—	—	1,545
Balance at March 31, 2022	—	$—	—	$—	—	$—	—	$—	37,502,358	$2	—	$—	$219,056	$(112,506)	$—	$106,552
Exercise of stock options	—	—	—	—	—	—	—	—	264,297	—	—	—	164	—	—	164
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,495)	—	(17,495)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(92)	(92)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,721	—	—	1,721
Balance at June 30, 2022	—	$—	—	$—	—	$—	—	$—	37,766,655	$2	—	$—	$220,941	$(130,001)	$(92)	$90,850

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

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six months ended
	June 30,	June 30,
	2022	2021
Operating activities
Net loss	$(33,894)	$(13,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,309	2,174
Non-cash interest expense	226	212
Stock-based compensation expense	3,266	1,470
Deferred taxes	99	(16)
Change in fair value of contingent consideration	(956)	826
Net accretion of marketable securities	(43)	—
Change in fair value of warrant liability	—	2,728
Gain on extinguishment of debt	—	(2,476)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,028)	(1,688)
Prepaid expenses and other assets	(12,749)	(6,043)
Inventories, net	(4,131)	(2,539)
Accounts payable	3,937	(176)
Accrued expenses and other liabilities	9,591	1,923
Deferred revenue	1,055	431
Net cash used in operating activities	(31,318)	(16,819)
Investing activities
Purchases of property and equipment	(2,702)	(1,854)
Purchase of marketable securities	(40,774)	—
Net cash used in investing activities	(43,476)	(1,854)
Financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	138,553
Proceeds from stock option exercises	219	143
Proceeds from debt	10,000	—
Payments of debt issuance costs	(100)	—
Principal payments on capital leases	—	(176)
Principal payments on financing leases	(316)	—
Payments of contingent consideration	(1,207)	(1,590)
Net cash provided by financing activities	8,596	136,930
Net (decrease) increase in cash, cash equivalents, and restricted cash	(66,198)	118,257
Cash, cash equivalents, and restricted cash at beginning of year	113,381	17,508
Cash, cash equivalents, and restricted cash at end of year	$47,183	$135,765
Supplemental disclosures of cash flow information
Cash paid for interest	$1,290	$1,290
Cash paid for income taxes	$—	$—
Supplemental disclosures of non-cash activities
Purchases of property and equipment included in accounts payable and accrued expenses	$1,815	$811
Accretion of dividends on Series B, C, and D Preferred Stock	$—	$1,435
Conversion of convertible preferred stock into common stock upon completion of initial public offering	$—	$71,795
Reclassification of warrant liability to equity	$—	$3,219

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

On September 28, 2018, the Company acquired the commercial QPS division of PerkinElmer, Inc. (“PKI”) for multiplex immunofluorescence, with the aim of providing consumers with a full suite of end-to-end solutions for high parameter tissue analysis. The QPS technology offers pathology solutions for cancer immunology and immunotherapy research, including advanced multiplex immunochemistry staining kits, multispectral imaging and whole side scanning instruments, and image analysis software. The Company’s combined portfolio of complementary technologies aims to fuel groundbreaking advancements in cancer immunology, immunotherapy, neurology and a wide range of other applications. The Company sells into three main regions across the world: North America, Asia-Pacific (“APAC”), and Europe-Middle East-Africa (“EMEA”).

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of June 30, 2022, the consolidated statements of operations, the consolidated statements of comprehensive loss, and the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2022 and 2021, and the consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022, the results of its operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are also unaudited. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed with the SEC on March 15, 2022.

Liquidity and going concern

At June 30, 2022, the Company had cash, cash equivalents, and marketable securities of $87,606 and an accumulated deficit of $130,001. The future success of the Company is dependent on its ability to successfully commercialize its products, successfully launch future products, obtain additional capital and ultimately attain profitable operations. The Company has funded its operations primarily through its preferred stock issuances, debt financing arrangements, and the IPO.

The Company is subject to a number of risks similar to other newly commercial life sciences companies, including, but not limited to, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The Company has incurred losses since its inception and has used cash from operations of $31,318 during the six months ended June 30, 2022. However, the Company believes that its existing cash, cash equivalents, and marketable securities will be adequate to satisfy our current operating plans for at least the next twelve months from the issuance of these financial statements.

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

(2) Summary of significant accounting policies

Significant accounting policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission and have not materially changed during the six months ended June 30, 2022, with the exception of the adoption of the FASB’s ASU 2016-02, Leases (Topic 842) in the first quarter of 2022. Refer below to “Recently adopted accounting standards” for further information.

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

Service and Other Revenue

Product sales of instruments include a service-based warranty typically for one year following the installation of the purchased instrument, with an extended warranty for an additional year sold in many cases. These are separate performance obligations as they are service-based warranties and are recognized on a straight-line basis over the service delivery period. After completion of the service period, customers have an option to renew or extend the warranty services, typically for additional one-year periods in exchange for additional consideration. The extended warranties are also service-based warranties that represent separate purchasing decisions. The Company recognizes revenue allocated to the extended warranty performance obligation on a straight-line basis over the service delivery period. Revenue from separately charged installation services is recognized upon completion of the installation process. Additionally, the Company provides laboratory services, in which revenue is recognized as services are performed. For laboratory services, the Company generally uses the cost-to-cost approach to measure the extent of progress towards completion of the performance obligation because the Company believes it best depicts the transfer of assets to the customer. Under the cost-to-cost measure approach, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. The Company records shipping and handling billed to customers as service and other revenue and the related costs in cost of service and other revenue in the consolidated statements of operations.

In June 2022, the Company entered into a Companion Diagnostic Agreement with Acrivon Therapeutics, Inc. (the “Acrivon Agreement”) to co-develop, validate, and commercialize Acrivon’s OncoSignature® test. The Company will be paid through an upfront payment and at the achievement of certain developmental, commercial, and FDA milestones during the development, that could aggregate to low double digit million dollars.

The Acrivon Agreement is in the scope of ASC 606, Revenue from Contracts with Customers and includes one performance obligation since the underlying elements are inputs to a single development service and are not distinct within the context of the contract. Accordingly, the Company will recognize revenue over time for the transaction price in an amount proportional to the expenses incurred and the total estimated expenses to satisfy its performance obligation. Due to the uncertainty in the achievement of certain developmental, commercial, and FDA milestones, the variable consideration associated with certain future milestone payments has been fully constrained from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur.

The costs incurred by the Company under this arrangement are included as research and development expenses in the Company’s Consolidated Statements of Operations as these costs are related to the development of new services and technology to be owned and offered by the Company.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products, and between service and other revenue, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates the Company’s revenue by major source:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue
Product revenue
Instruments	$9,463	$6,259	$17,984	$13,096
Consumables	4,495	4,309	9,123	6,853
Standalone software products	203	151	397	733
Total product revenue	$14,161	$10,719	$27,504	$20,682
Service and other revenue	$3,733	$2,352	$7,284	$4,601
Total revenue	$17,894	$13,071	$34,788	$25,283

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

Contract Assets and Liabilities

The Company did not record any contract assets at June 30, 2022 or December 31, 2021.

The Company’s contract liabilities consist of upfront payments for service-based warranties on instrument sales. The Company classifies these contract liabilities in deferred revenue as current or noncurrent based on the timing of when the Company expects to service the warranty.

Cost to Obtain and Fulfill a Contract

Under ASC 606, the Company is required to capitalize certain costs to obtain customer contracts and costs to fulfill customer contracts. These costs are required to be amortized to expense on a systemic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates, compared to previously being expensed as incurred. As a practical expedient, the Company recognizes any incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset is one year or less. Capitalizable costs to obtain contracts, such as commissions, and costs to fulfill customer contracts were determined to be immaterial for the six months ended June 30, 2022 and 2021.

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

Comprehensive loss

Components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Other comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive loss are reported net of any related tax effect to arrive at comprehensive loss. Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders which for the three and six months ended June 30, 2022 consist of unrealized loss on marketable securities.

Marketable securities

Marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. Short-term marketable securities mature within one year from the balance sheet date while long-term marketable securities mature after one year. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive income as a separate component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are reflected as a component of other expense. Interest on securities sold is determined based on the specific identification method and reflected as interest income. Any realized gains or losses on the sale of investment are reflected as realized (loss) gain on investments.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. The Company is considered to be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (Jobs Act). The Jobs Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to avail itself of this extended transition period and, as a result, the Company will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

(3) Significant risks and uncertainties including business and credit concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities, and receivables. The Company’s cash equivalents are held by large, credit worthy financial institutions. Marketable securities consist of short-term investments. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Deposits in these banks may exceed the amounts of insurance provided on such deposits. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the related invoices and represents the Company’s best estimate of probable credit losses in its existing accounts receivable. The Company had an allowance for doubtful accounts of $45 and $45 at June 30, 2022 and December 31, 2021, respectively.

For the three months ended June 30, 2022, one customer accounted for 13% of revenue. For the six months ended June 30, 2022, no customers accounted for more than 10% of revenue. For the three months ended June 30, 2021, one customer accounted for 12% of revenue. For the six months ended June 30, 2021, no customers accounted for more than 10% of revenue. As of June 30, 2022, one customer accounted for 18% of accounts receivable. As of December 31, 2021, no customers accounted for more than 10% of accounts receivable.

(4) Fair value of financial instruments

The Company measures the following financial liabilities at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented.

The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of June 30, 2022 and December 31, 2021:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$46,881	$42,673	$4,208	$—
U.S. Treasury securities	40,725	—	40,725	—
Total Assets	$87,606	$42,673	$44,933	$—

Liabilities:
Contingent consideration – Long term portion	$5,599	$—	$—	$5,599
Total Liabilities	$5,599	$—	$—	$5,599

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration – Long term portion	$7,850	$—	$—	$7,850
Total Liabilities	$7,850	$—	$—	$7,850

The following is a summary of cash, cash equivalents and marketable securities:

	June 30, 2022
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash and cash equivalents	$46,882	$—	$(1)	$46,881
Marketable securities:		—	—
U.S. Treasury securities due in one year or less	40,816	—	(91)	40,725
Total marketable securities	40,816	—	(91)	40,725
Total cash, cash equivalents, and marketable securities	$87,698	$—	$(92)	$87,606

The Company held 17 debt securities at June 30, 2022 classified as marketable securities with original maturity dates greater than three months that were in an unrealized loss position for less than twelve months. The fair value of these securities was $40,725. The Company held 2 debt securities at June 30, 2022 classified as cash and cash equivalents with original maturity dates less than three months that were in an unrealized loss position. The fair value of these securities was $3,994. The Company evaluated its securities for other-than-temporary impairments based on quantitative and qualitative factors. The Company considered the decline in market value for these securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell these securities, and the Company does not intend to sell these securities before the recovery of their amortized cost basis. Based on its analysis, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2022.

The Company had no material realized gains or losses on our available-for-sale securities for the three and six months ended June 30, 2022. There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2022.

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

Changes in the fair value of the Company’s long-term portion of the contingent consideration liability during the six months ended June 30, 2022 and 2021 were as follows:

Balance as of December 31, 2021	$7,850
Reclassification of FY 2022 payment to accrued expenses	(1,295)
Change in contingent consideration value	(956)
Balance as of June 30, 2022	$5,599

Balance as of December 31, 2020	$6,984
Reclassification of FY 2021 payment to accrued expenses	(1,183)
Change in contingent consideration value	826
Balance as of June 30, 2021	$6,627

The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs:

	Fair Value
	as of
	June 30,	Valuation	Unobservable
Contingent Consideration Liability	2022	Technique	Inputs
Revenue-based Payments	$5,599	Discounted Cash Flow Analysis under the Income Approach	Revenue discount factor, discount rate

Changes in the fair value of the Company’s warrant liability during the six months ended June 30, 2021 were as follows:

Balance as of December 31, 2020	$490
Change in fair value of warrant liability	2,728
Reclassification of warrant liability to stockholders’ equity	(3,218)
Balance as of June 30, 2021	$—

(5) Property and equipment, net

Property and equipment consists of the following:

	Estimated Useful	June 30,	December 31,
	Life (Years)	2022	2021
Furniture and fixtures	7	$1,756	$488
Computers, laptop and peripherals	5	4,173	3,590
Laboratory equipment	5	6,262	5,906
Leasehold improvements	Shorter of the lease life or 7	2,041	1,571
Total property and equipment		14,232	11,555
Less: Accumulated depreciation		(4,842)	(4,068)
Property and equipment, net		$9,390	$7,487

Depreciation expense of $548 and $982 relating to property and equipment was charged to operations for the three and six months ended June 30, 2022, respectively. Depreciation expense of $430 and $814 relating to property and equipment was charged to operations for the three and six months ended June 30, 2021, respectively. Depreciation expense of $39 and $115 relating to property and equipment was charged to cost of sales for the three and six months ended June 30, 2022, respectively. Depreciation expense of $0 relating to property and equipment was charged to cost of sales for the three and six months ended June 30, 2021.

Demo inventory consists of the following:

	Estimated	June 30,	December 31,
	Life (Years)	2022	2021
Demo inventory – gross	3	$3,835	$3,733
Less: Accumulated depreciation		(1,800)	(1,185)
Demo inventory, net		$2,035	$2,548

Depreciation expense of $293 and $645 relating to demo equipment was charged to operations for the three and six months ended June 30, 2022, respectively. Depreciation expense of $148 and $253 relating to demo equipment was charged to operations for the three and six months ended June 30, 2021, respectively.

(6) Intangible assets and goodwill

Intangible assets as of June 30, 2022 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(2,954)	$8,846	15
Developed technology	8,300	(2,598)	5,702	12
Licenses	213	(27)	186	15
Trade names and trademarks	6,300	(2,136)	4,164	12
Capitalized software	2,025	(142)	1,883	5
Non-compete agreements	300	(282)	18	4
Total intangible assets	$28,938	$(8,139)	$20,799

Intangible assets as of December 31, 2021 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(2,561)	$9,239	15
Developed technology	8,300	(2,252)	6,048	12
Licenses	63	(25)	38	15
Trade names and trademarks	6,300	(1,722)	4,578	12
Capitalized software	1,259	(68)	1,191	5
Non-compete agreements	300	(244)	56	4
Total intangible assets	$28,022	$(6,872)	$21,150

Total amortization expense charged to operations for the three and six months ended June 30, 2022 was $649 and $1,267, respectively. Total amortization expense charged to cost of sales for the three and six months ended June 30, 2022 was $0. Total amortization expense charged to operations for the three and six months ended June 30, 2021 was $521 and $1,041, respectively. Total amortization expense charged to cost of sales for the three and six months ended June 30, 2021 was $33 and $66, respectively.

As of June 30, 2022, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows:

2022 remaining	$1,302
2023	2,596
2024	2,713
2025	2,713
2026	2,682
Thereafter	8,793
Total	$20,799

As of June 30, 2022 and December 31, 2021, the goodwill balance is $18,262.

(7) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2022	2021
Payroll and compensation	$4,589	$6,502
Current portion of contingent consideration	1,295	1,207
Inventory purchases	149	1,877
Other accrued expenses	5,470	3,905
Total accrued expenses and other current liabilities	$11,503	$13,491

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

On March 21, 2022, the Company entered into Amendment No. 1 to the Midcap Trust Term Loan, which amended certain provisions to permit certain additional debt and capital leases.

On June 1, 2022, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Midcap Trust Term Loan, which permitted the draw of a second tranche of $10,000, which was drawn on June 1, 2022. Additionally, the amendment provides the Company with a new third tranche pursuant to which the Company may draw $10,000 any time after September 30, 2022 until September 30, 2023. The amendment also delayed the amortization start dates for the outstanding loan amounts from November 1, 2023 until April 1, 2025, at which point the Company will repay the principal amounts in seven equal monthly installments until the maturity date. Finally, Amendment No. 2 amended the interest rate payable on the term loan to apply an interest rate equal to the Secured Overnight Financing Rate (“SOFR”) rate (with a floor of 1.61448%) plus 6.35%. Substantially all other terms and conditions, and covenants of the credit agreement remain unchanged. In connection with Amendment No. 2, the Company agreed to pay a $75 commitment fee as well as a 0.25% fee upon the funding of each of the second tranche and third tranche amounts. The Company accounted for Amendment No. 2 as a modification pursuant to ASC 470-50.

The interest rate was 7.96% at June 30, 2022. A final payment fee of $2,125 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the three and six months ended June 30, 2022, the Company recorded $80 and $173, respectively, related to the amortization of the final payment fee associated with the Midcap Trust Term Loan. For the three and six months ended June 30, 2021, the Company recorded $80 and $161, respectively, related to the amortization of the final payment fee associated with the Midcap Trust Term Loan.

Debt consists of the following:

	June 30,	December 31,
	2022	2021
Midcap Trust Term Loan	$42,500	$32,500
Unamortized debt discount	(492)	(413)
Accretion of final fee	557	384
Long-term debt, net	$42,565	$32,471

As of June 30, 2022, future principal payments due under the Midcap Trust Term Loan, excluding the $2,125 final payment fee, are as follows:

Midcap Trust
Year Ended:	Term Loan
December 31, 2022	$—
December 31, 2023	—
December 31, 2024	—
December 31, 2025	42,500
Total minimum principal payments	$42,500

(9) Stockholder’s equity (deficit)

The Company’s Amended and Restated Certificate of Incorporation authorizes it to issue 500,000,000 shares of common stock, $0.00001 par value per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. Each share of Class A common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board, subject to the prior rights of holders of all classes of stock outstanding. As of June 30, 2022 and December 31, 2021, a total of 37,766,655 and 37,424,101 shares of common stock were issued and outstanding, respectively, and 8,237,869 and 6,709,218 shares of common stock were reserved for issuance, respectively.

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

Stock Options

During the six months ended June 30, 2022 and 2021, the Company granted options with an aggregate fair value of $8,798 and $12,327, respectively, which are being recorded as compensation expense over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding), volatility of the Company’s common stock and an assumed-risk-free interest rate.

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

During the six months ended June 30, 2022, the Company granted options to purchase 1,672,328 shares of common stock at a weighted average fair value of $5.29 per share and a weighted average exercise price of $10.53 per share. During the six months ended June 30, 2021, the Company granted options to purchase 1,610,842 shares of common stock at a weighted average fair value of $7.65 per share and a weighted average exercise price of $15.23 per share. For the three and six months ended June 30, 2022 and 2021, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Weighted-average risk-free interest rate	2.9%	1.0%	2.5%	1.0%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	50.5%	50.4%	50.2%	50.9%
Expected term	5.9 years	5.8 years	6.0 years	6.0 years

Restricted Stock Units

During the six months ended June 30, 2022, the Company granted RSUs to employees with an aggregate fair value of $3,263, which are being recorded as compensation expense over the requisite service period. The fair value of each grant is calculated based on the Company’s stock price on the date of grant. During the six months ended June 30, 2022, the Company granted 309,525 shares of restricted common stock at a weighted average fair value of $10.68 per share.

Stock-Based Compensation

Stock-based compensation related to the Company’s stock-based awards was recorded as an expense and allocated as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of goods sold	$60	$31	$107	$47
Selling, general and administrative	1,378	1,090	2,603	1,273
Research and development	283	95	556	150
Total stock-based compensation	$1,721	$1,216	$3,266	$1,470

As of June 30, 2022, and 2021, there was $20,295 and $10,917, respectively, of total unrecognized compensation cost related to non-vested stock options. The Company expects to recognize that cost over a remaining weighted-average period of 3.0 and 3.4 years as of June 30, 2022 and 2021, respectively.

As of June 30, 2022 there was $3,033 of total unrecognized compensation cost related to non-vested RSUs. The Company expects to recognize that cost over a remaining weighted-average period of 3.8 years as of June 30, 2022.

(11) Employee stock purchase plan

On March 24, 2021, the Board and on April 8, 2021, its stockholders approved and adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective in connection with the closing of the Company’s IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. A total of 172,795 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2022 and ending with January 1, 2030, by an amount equal to 0.5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Board. No shares have been issued under the ESPP at June 30, 2022.

(12) Income taxes

During the three and six months ended June 30, 2022 and 2021, the Company recorded a tax (provision) benefit of ($106), ($128), $6, and $12, respectively. The tax benefit and provision consist primarily of foreign income taxes and state taxes in the United States. The provision differs from the U.S. federal statutory rate of 21% primarily due to the full valuation allowance recorded against the U.S. deferred tax assets, including the current year to date losses. The Company maintains a valuation allowance against its U.S. deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

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

(13) Commitments and contingencies

License Agreements

In September 2018, in connection with the acquisition of the QPS division of PKI, the Company entered into a License Agreement with PKI, pursuant to which PKI granted the Company an exclusive, nontransferable, sublicensable license under certain patent rights to make, use, import and commercialize QPS products and services. The Company is required to pay royalties on net sales of products and services that are covered by patent rights under the agreement at a rate ranging from 1.0% to 7.0%. The Company recorded approximately $1,295 and $1,207 of accrued royalties in connection with this agreement as of June 30, 2022 and December 31, 2021, respectively, payable in the first quarter of 2023 and 2022, respectively.

Research Agreements

In 2019, the Company entered into a research arrangement with an unrelated third party. Under this arrangement, the Company is obligated to pay such third party $415 and $120 in 2022 and 2023, respectively.

(14) Net loss per share attributable to common stockholders

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards. Awards granted with performance conditions are excluded from the shares used to compute diluted earnings per share until the performance conditions associated with the awards are met.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Net loss	$(17,495)	$(5,563)	$(33,894)	$(13,645)
Dividends accrued on redeemable convertible preferred stock	—	(245)	—	(1,435)
Accretion of redeemable convertible preferred stock	—	(296)	—	(296)
Adjusted net loss attributable to common stockholders	$(17,495)	$(6,104)	$(33,894)	$(15,376)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	37,612,331	29,974,811	37,538,821	16,415,800
Basic and diluted net loss per common share outstanding	$(0.47)	$(0.20)	$(0.90)	$(0.94)

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

	Six months ended
	June 30,
	2022	2021
Outstanding stock options	6,696,436	4,957,855
Unvested restricted stock units	301,575	—
Warrant to purchase common stock	158,274	158,274
Total	7,156,285	5,116,129

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

The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

North America	$9,478	$6,401	$18,802	$11,610
APAC	4,271	3,009	7,780	6,699
EMEA	4,145	3,661	8,206	6,974
Total Revenue	$17,894	$13,071	$34,788	$25,283

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

North America	53%	49%	54%	46%
APAC	24%	23%	22%	26%
EMEA	23%	28%	24%	28%
Total Revenue	100%	100%	100%	100%

North America includes the United States and related territories, as well as Canada. APAC also includes Australia. For the three and six months ended June 30, 2022, the Company had one country outside of the United States with 19% and 14% of total revenue, respectively. For the three and six months ended June 30, 2021, the Company had one country outside of the United States with 17% and 16% of total revenue, respectively.

As of June 30, 2022 and December 31, 2021, substantially all of the Company’s long-lived assets are located in the United States.

(16) Related party transactions

Argonaut Manufacturing Services Inc. (“AMS”) is a portfolio company of Telegraph Hill Partners, which holds greater than 5% of our total outstanding shares. During the three and six months ended June 30, 2022, the Company incurred costs of goods sold of approximately $1,443 and $2,413, respectively, related to sales of consumables manufactured by AMS. During the three and six months ended June 30, 2021, the Company incurred costs of goods sold of approximately $744 and $1,235, respectively, related to sales of consumables manufactured by AMS. As of June 30, 2022 and December 31, 2021, $6,497 and $4,263, respectively, is included in inventory related to consumables manufactured by AMS. As of June 30, 2022 and December 31, 2021, the Company had $948 and $1,700 in accounts payable, respectively, due to AMS.

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

In March 2022, the Company signed a 96-month lease with Atlantic-Fulcrum Realty LLC for warehouse space in Marlborough, MA. The leased premises ranges from approximately 16,068 rentable square feet to 32,125 rentable square feet during the lease term. The lease commencement date was April 2022.

The Company holds various auto leases which have an initial term of 48 months.

For the six months ended June 30, 2022, the Company entered into three financing leases for staining equipment. The Company also holds financing leases for computer equipment, staining equipment, and furniture which the Company was accounting for as capital leases prior to its adoption of ASC 842.

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For these lease agreements, the Company has elected the practical expedient to not separate non-lease and lease components and instead to account for them as a single lease component.

Under Topic 842, lease payments include: fixed payments, including in-substance fixed payments, less any lease incentives paid or payable to the lessee; variable lease payments that depend on an index or a rate; exercise price of a purchase option reasonably certain to be exercised; penalties for terminating a lease; and amounts where it is probable that the Company will owe under a residual value guarantee. Refundable deposits are not considered to be a fixed payment. Variable lease costs that are not based on an index or a rate are recorded to expenses in the period incurred. Lease term is determined at lease commencement. The initial determination of a lease liability is calculated as the net present value of the lease payments not yet paid.

Some leases include an option to renew, with renewal terms that can extend the lease term by five years. The exercise of lease renewal options is at the Company’s sole discretion. None of these options to renew are recognized as part of the Company’s right-to-use asset or lease liability as of June 30, 2022, as renewal was determined to not be reasonably assured. The depreciable life of assets and leasehold improvements are limited by the expected lease term. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. The Company recognizes amortization expense for finance leases over the lease term based on the terms of the lease agreement.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the adoption or commencement date, in determining the present value of lease payments.

The table below summarizes the Company’s lease costs for the three and six months ended June 30, 2022:

		Three Months Ended	Six Months Ended
		June 30,	June 30,
Lease Costs	Classification	2022	2022
Finance lease cost:
Amortization of right-of-use assets	Cost of service and other revenue	$18	$34
Amortization of right-of-use assets	Depreciation and amortization	127	266
Interest on lease liabilities	Interest expense, net	14	20
Operating lease cost	Selling, general and administrative	806	1,516
Total lease cost		$965	$1,836

As of June 30, 2022, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

Maturity of operating lease liabilities	As of June 30, 2022
Remainder 2022	$1,605
2023	3,071
2024	2,661
2025	2,709
2026	2,548
2027 and thereafter	2,103
Total lease payments	$14,697
Less: discount to lease payments	(2,616)
Total operating lease liabilities	$12,081

As of June 30, 2022, future minimum commitments under ASC 842 under the Company’s financing leases were as follows:

Maturity of financing lease liabilities	As of June 30, 2022
Remainder 2022	$326
2023	573
2024	445
2025	113
2026	—
2027 and thereafter	—
Total lease payments	$1,457
Less: discount to lease payments	(158)
Total financing lease liabilities	$1,299

The table below summarizes the weighted-average remaining lease term (in years), the weighted-average incremental borrowing rate (in percentages), as well as supplemental cash flow information related to leases for the three and six months ended June 30, 2022:

	Six Months Ended
Lease Term, Discount Rates, and Other	June 30, 2022
Weighted average remaining lease term
Operating leases	5.0	years
Financing leases	2.5	years
Weighted average incremental borrowing rate
Operating leases	7.85%
Financing leases	6.24%
Cash payments of amounts included in lease liabilities
Operating cash flows from operating leases	$1,405
Operating cash flows from finance leases	20
Financing cash flows from finance leases	316

(18) Subsequent events

The Company has evaluated subsequent events from the consolidated balance sheet date through August 8, 2022, which is the date the consolidated financial statements were issued.

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

For the three and six months ended June 30, 2022, revenue from North America accounted for approximately 53% and 54% of our revenue, respectively. For the three and six months ended June 30, 2021, revenue from North America accounted for approximately 49% and 46% of our revenue, respectively.

As of June 30, 2022, we employed a commercial team of 149 employees, including many with significant industry and technical experience. This total includes field instrument service personnel who are classified in cost of goods sold in our consolidated statements of operations. We follow a direct sales model in North America and EMEA, while selling through third party distributors and dealers in APAC.

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

As of the date of this Quarterly Report on Form 10-Q, we have financed our operations primarily from the issuance and sale of convertible preferred stock, borrowings under our long-term debt agreement, and our IPO. We have incurred net losses in each year since our inception in 2015. Our net losses were $17.5 million, $33.9 million, $5.6 million and $13.6 million for the three and six months ended June 30, 2022 and 2021, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Drive incremental pull through

We believe that expansion of our installed base to new and existing customers will drive an increase in our recurring reagent and instrument service revenue. In addition, as our research and development team identifies and launches new applications and biomarker targets, we expect to increase incremental pull through on our existing and new instrument installed base. Recurring revenue was 36%, 37%, 46% and 40% of total revenue for the three and six months ended June 30, 2022 and 2021, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our installed base expands, we expect recurring revenue on an absolute basis to increase and become an increasingly important contributor to our revenue.

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

Impacts in 2021 and 2022 to our business as a result of COVID-19 include disruptions to our manufacturing operations and supply chain caused by facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, decreased productivity and unavailability of materials or components, limitations on our employees’ and customers’ ability to travel, and delays in product installations, trainings or shipments to and from affected countries and within the United States. Our corporate office facility is open for those who want to work in that space, subject to certain restrictions. While we learned during COVID-19 that we can work very effectively in a fully-remote environment, the partial return to in-office work and the transition to permanent remote working arrangements for some employees may result in increased costs, decreased efficiency, deterioration of corporate culture, greater exposure to cybersecurity threats, and other operational risks.

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

Historically, a significant portion of our field sales, customer training events and other application services have been conducted in person, and the rollout of our new products has historically been supported by our participation at industry conferences. As a result of the COVID-19 pandemic, and the precautionary measures that we have adopted, substantially all of our field sales and professional services activities were conducted remotely for over two years, which resulted in a decrease in our travel expenditures. However, our travel expenditures have begun to increase as COVID-19 restrictions have eased, which could negatively impact our financial condition and results of operations. As of the date of this Quarterly Report on Form 10-Q, we do not yet know the extent of the negative impact of such restrictions and precautionary measures on our ability to attract new customers or retain and expand our relationships with existing customers over the near and long term. The length of time and full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and difficult to predict.

License Agreements

In September 2018, in connection with the acquisition of the QPS technology from PKI, we entered into a license and royalty agreement with PKI, Cambridge Research, and VisEn Medical Inc., pursuant to which such parties granted us an exclusive, nontransferable, sublicensable (subject to certain conditions) license under certain patent rights and know-how to make, use, import and commercialize PhenoImager products and services. We are required to pay royalties on net sales of products and services that are covered by patent rights under the agreement at a rate ranging from 1.0% to 7.0%.

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

During the three and six months ended June 30, 2022 and 2021, our instrument placements were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Instrument Placements:	60	31	111	68

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

Components of results of operations

Revenue

Product Revenue

We generate product revenue from the sale of our instruments, consumables and software products. Instrument sales accounted for 67%, 65%, 58% and 63% of our product revenue for the three and six months ended June 30, 2022 and 2021, respectively. Consumables revenue accounted for 32%, 33%, 40% and 33% of our product revenue for the three and six months ended June 30, 2022 and 2021, respectively.

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

Service and Other Revenue

We primarily generate service and other revenue from instrument service, which generally consists of sales of extended service contracts, in addition to installation and training, as well as from our laboratory services operations, where we provide sample testing services to customers utilizing our in-house lab operation, and revenue generated from companion diagnostic development.

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

During the three and six months ended June 30, 2022 and 2021, respectively, our revenue was comprised of the following sources:

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2022	2021	2022	2021
Revenue:
Product revenue	$14,161	$10,719	$27,504	$20,682
Service and other revenue	3,733	2,352	7,284	4,601
Total revenue	$17,894	$13,071	$34,788	$25,283

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

Gross profit was $10.3 million compared to $8.1 million for the three months ended June 30, 2022 and 2021, respectively, and $20.4 million compared to $15.5 million for the six months ended June 30, 2022 and 2021, respectively.

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

Results of operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in the Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2022	2021	2022	2021
Product revenue	$14,161	$10,719	$27,504	$20,682
Service and other revenue	3,733	2,352	7,284	4,601
Total revenue	17,894	13,071	34,788	25,283
Cost of goods sold:
Cost of product revenue	$5,198	$3,180	$9,278	$6,787
Cost of service and other revenue	2,355	1,757	5,073	2,957
Total cost of goods sold	7,553	4,937	$14,351	$9,744
Gross profit	10,341	8,134	$20,437	$15,539
Operating expenses:
Selling, general and administrative	20,590	10,066	38,783	18,245
Research and development	5,598	2,947	11,312	6,139
Change in fair value of contingent consideration	(1,156)	400	(956)	826
Depreciation and amortization	1,617	1,099	3,160	2,108
Total operating expenses	26,649	14,512	52,299	27,318
Loss from operations	(16,308)	(6,378)	(31,862)	(11,779)
Other income (expense):
Interest expense, net	(849)	(757)	(1,598)	(1,508)
Change in fair value of warrant liability	—	(858)	—	(2,728)
Gain on extinguishment of debt	—	2,476	—	2,476
Other expense, net	(232)	(52)	(306)	(118)
Loss before benefit (provision) for income taxes	(17,389)	(5,569)	(33,766)	(13,657)
Benefit (provision) for income taxes	(106)	6	(128)	12
Net loss	$(17,495)	$(5,563)	$(33,894)	$(13,645)

Comparison of the three months ended June 30, 2022 and 2021

Revenue

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Product revenue	$14,161	$10,719	3,442	32%
Service and other revenue	3,733	2,352	1,381	59%
Total revenue	$17,894	$13,071	4,823	37%

Product revenue increased by $3.4 million, or 32%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily driven by a $0.2 million increase in consumable revenue resulting from a larger installed base of 785 systems as of June 30, 2022, as compared to 618 systems as of June 30, 2021, and a $3.2 million increase in instrument revenue resulting from 60 new system placements during the three months ended June 30, 2022, compared to 31 new system placements for the three months ended June 30, 2021.

Service and other revenue increased by $1.4 million, or 59%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily due to an increase relating to lab services operations, revenue generated from companion diagnostic development, and other immaterial changes.

Costs of Goods Sold, Gross Profit and Gross Margin

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Cost of product revenue	$5,198	$3,180	$2,018	63%
Cost of service and other revenue	2,355	1,757	598	34%
Total cost of goods sold	$7,553	$4,937	$2,616	53%
Gross profit	$10,341	$8,134	$2,207	27%
Gross margin	58%	62%

Cost of product revenue increased by $2.0 million, or 63%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in cost of product revenue was primarily driven by costs associated with increased instrument and consumable sales, partially offset by a change of mix in instrument revenue as compared to consumables revenue. Cost of service and other revenue increased by $0.6 million, or 34%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily due to increases in costs for lab services driven by an increase in activity, as well as an increase in extended warranty costs as there were higher customer renewals due to the maturity of the installed base. Additionally, the Company recorded a $0.2 million reduction to cost of goods sold in the three months ended June 30, 2021, associated with the employee retention credit.

Gross profit increased by $2.2 million, or 27%, and gross margin decreased by 4% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Operating Expenses

Selling, General and Administrative

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Selling, general and administrative	$20,590	$10,066	$10,524	105%

Selling, general and administrative expense increased by $10.5 million, or 105%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily due to a $7.1 million increase in personnel-related expenses due to an increase in headcount to support the growth in our overall operations subsequent to our IPO, net of the impact of the employee retention credit of $1.6 million recognized during the second quarter of 2021. Additionally, there was a $1.5 million increase in professional fees and other third-party fees, which are largely incremental costs of operating a public business, including increased marketing, legal, accounting, insurance, and other consulting costs. Remaining increases are due to higher costs in recruiting, facilities, supplies, software licenses and subscriptions, and other related costs.

Research and development

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Research and development	$5,598	$2,947	$2,651	90%

Research and development expense increased by $2.7 million, or 90%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, net of the impact of the employee retention credit of $1.0 million recognized during the second quarter of 2021. The increase was primarily due to a $1.9 million increase in personnel-related expenses due to an increase in headcount. Additionally, there was a $0.4 million increase in third-party consulting and lab supplies consumed as the Company has ramped up its efforts subsequent to the IPO.

Change in fair value of contingent consideration

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Change in fair value of contingent consideration	$(1,156)	$400	$(1,556)	(389)%

Change in fair value of contingent consideration decreased by $1.6 million, or 389%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due to current period remeasurement.

Depreciation and amortization

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Depreciation and amortization	$1,617	$1,099	$518	47%

The $0.5 million increase in depreciation and amortization expense was primarily related to an increase in property and equipment as of June 30, 2022 as compared to June 30, 2021.

Interest expense

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Interest expense	$849	$757	$92	12%

Interest expense increased by $0.1 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Change in fair value of warrant liability

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Change in fair value of warrant liability	$—	$858	$(858)	(100)%

Change in fair value of warrant liability decreased by $0.9 million, or 100%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. In connection with the IPO, the preferred stock warrant was converted to a warrant to purchase shares of the Company’s common stock and met the criteria to be classified within stockholders’ equity; therefore, the warrant is no longer subject to liability accounting, and thus no further remeasurement.

Gain on extinguishment of debt

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Gain on extinguishment of debt	$—	$2,476	$(2,476)	(100)%

Gain on extinguishment of debt decreased by $2.5 million, or 100%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due to forgiveness of the PPP Loan in the second quarter of 2021.

Other expense, net

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Other expense, net	$232	$52	$180	346%

Other expense, net increased by $180 thousand for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Comparison of the six months ended June 30, 2022 and 2021

Revenue

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Product revenue	$27,504	$20,682	6,822	33%
Service and other revenue	7,284	4,601	2,683	58%
Total revenue	$34,788	$25,283	9,505	38%

Product revenue increased by $6.8 million, or 33%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily driven by a $2.3 million increase in consumable revenue resulting from a larger installed base of 785 systems as of June 30, 2022, as compared to 618 systems as of June 30, 2021, and a $4.9 million increase in instrument revenue resulting from 111 new system placements during the six months ended June 30, 2022, compared to 68 new system placements for the six months ended June 30, 2021.

Service and other revenue increased by $2.7 million, or 58%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily due to an increase relating to lab services operations, revenue generated from companion diagnostic development, and other immaterial changes.

Costs of Goods Sold, Gross Profit and Gross Margin

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Cost of product revenue	$9,278	$6,787	$2,491	37%
Cost of service and other revenue	5,073	2,957	2,116	72%
Total cost of goods sold	$14,351	$9,744	$4,607	47%
Gross profit	$20,437	$15,539	$4,898	32%
Gross margin	59%	61%

Cost of product revenue increased by $2.5 million, or 37%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in cost of product revenue was primarily driven by costs associated with increased instrument and consumable sales. Cost of service and other revenue increased by $2.1 million, or 72%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily due to increases in costs for lab services driven by an increase in activity, as well as an increase in extended warranty costs as there were higher customer renewals due to the maturity of the installed base. Additionally, the Company recorded a $0.2 million reduction to cost of goods sold in the three months ended June 30, 2021, associated with the employee retention credit.

Gross profit increased by $4.9 million, or 32%, and gross margin decreased by 2% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Operating Expenses

Selling, General and Administrative

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Selling, general and administrative	$38,783	$18,245	$20,538	113%

Selling, general and administrative expense increased by $20.5 million, or 113%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily due to a $13.3 million increase in personnel-related expenses due to an increase in headcount to support the growth in the Company’s overall operations subsequent to the IPO, net of the impact of the employee retention credit of $1.6 million recognized during the second quarter of 2021. Additionally, there was a $3.6 million increase in professional fees and other third-party fees, which are largely incremental costs of operating a public company, including increased marketing, legal, accounting, insurance, and other consulting costs. Remaining increases were due to higher costs in recruiting, facilities, supplies, software licenses and subscriptions, and other related costs.

Research and development

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Research and development	$11,312	$6,139	$5,173	84%

Research and development expense increased by $5.2 million, or 84%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily due to a $3.1 million increase in personnel-related expenses due to an increase in headcount, net of the impact of the employee retention credit of $1.0 million recognized during the second quarter of 2021. Additionally, there was a $1.5 million increase in third-party consulting and lab supplies consumed as the Company ramped up its efforts subsequent to the IPO.

Change in fair value of contingent consideration

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Change in fair value of contingent consideration	$(956)	$826	$(1,782)	(216)%

Change in fair value of contingent consideration decreased by $1.8 million, or 216%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due to current period remeasurement.

Depreciation and amortization

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Depreciation and amortization	$3,160	$2,108	$1,052	50%

The $1.1 million increase in depreciation and amortization expense was primarily related to an increase in property and equipment as of June 30, 2022 as compared to June 30, 2021.

Interest expense

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Interest expense	$1,598	$1,508	$90	6%

Interest expense increased by $0.1 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Change in fair value of warrant liability

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Change in fair value of warrant liability	$—	$2,728	$(2,728)	(100)%

Change in fair value of warrant liability decreased by $2.7 million, or 100%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. In connection with the IPO, this warrant was adjusted to become a warrant to purchase shares of the Company’s common stock and met the criteria to be classified within stockholders’ equity; therefore, the warrant is no longer subject to liability accounting, and thus no further remeasurement.

Gain on extinguishment of debt

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Gain on extinguishment of debt	$—	$2,476	$(2,476)	(100)%

Gain on extinguishment of debt decreased by $2.5 million, or 100%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due to forgiveness of the PPP Loan in the second quarter of 2021.

Other expense, net

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Other expense, net	$306	$118	$188	159%

Other expense, net increased by $188 thousand for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had approximately $87.6 million in cash, cash equivalents, and marketable securities.

Since our inception, we have experienced losses and negative cash flows from operations, and as of June 30, 2022, we had a consolidated net loss of $33.9 million and an accumulated deficit of $130.0 million. We have primarily relied on equity and debt financings to fund our operations to date.

We expect to incur additional operating losses in the foreseeable future as we continue to invest in the research and development of our product offerings, commercialize and launch platforms, and expand into new markets. Based on our current business plan, we believe the net proceeds from the IPO, together with our existing cash, cash equivalents, marketable securities and anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months following the date of the filing of this Quarterly Report on Form 10-Q.

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

Convertible preferred stock financings

Through June 30, 2022, we have raised a total of $60.5 million from the issuance and sale of convertible preferred stock, net of costs associated with such financings. Most recently, in 2019 we issued shares of Series D convertible preferred stock for gross proceeds of $25.0 million. All preferred stock converted to common stock immediately prior to our IPO.

Payroll Protection Program loan

During April 2020, we received a $2.48 million small business loan under the Payroll Protection Program (the “PPP Loan”), part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan was forgiven in full in June 2021.

Midcap Trust Term Loan

In October 2020, we entered into the Midcap Trust Term Loan for a $37.5 million credit facility, consisting of a senior, secured term loan. We realized $32.5 million in aggregate proceeds as a result of the debt financing. On June 1, 2022, we entered into Amendment No. 2, which permitted the draw of a second tranche of $10.0 million, which was drawn on June 1, 2022. Additionally, Amendment No. 2 provides us with a new third tranche pursuant to which we may draw $10.0 million any time after September 30, 2022 until September 30, 2023. Amendment No. 2 also delayed the amortization start dates for the outstanding loan amounts from November 1, 2023 until April 1, 2025, at which point we will repay the principal amounts in seven equal monthly installments until the maturity date. Finally, Amendment No. 2 amended the interest rate payable on the term loan to apply an interest rate equal to the SOFR rate (with a floor of 1.61448%) plus 6.35%.

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

We were in compliance with all covenants under the Midcap Trust Term Loan as of June 30, 2022.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six months ended
	June 30,
($ in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(31,318)	$(16,819)
Investing activities	(43,476)	(1,854)
Financing activities	8,596	136,930
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(66,198)	$118,257

Operating activities

Net cash used in operating activities increased by $14.5 million to $31.3 million in the six months ended June 30, 2022 compared to $16.8 million in the six months ended June 30, 2021. This amount is attributable to a net loss of $33.9 million and a change in our net operating assets and liabilities of $3.3 million, offset by non-cash charges of $5.9 million. The change in our net operating assets and liabilities was primarily due to increased prepaid expenses and other assets of $12.7 million, increased inventory levels of $4.1 million, and increased accounts receivable of $1.0 million, offset by increases in accounts payable, accrued expenses and other liabilities of $13.5 million, and increases in deferred revenue of $1.1 million. Non-cash charges primarily consisted of $3.3 million of depreciation and amortization, $3.3 million of stock-based compensation, $1.0 million in change in fair value of contingent consideration, and $0.2 million of non-cash interest expense.

Investing activities

Net cash used in investing activities was $43.5 million in the six months ended June 30, 2022 compared to $1.9 million during the six months ended June 30, 2021. This amount was driven by purchases of marketable securities of $40.8 million and purchases of property and equipment of $2.7 million.

Financing activities

Net cash provided by financing activities was $8.6 million for the six months ended June 30, 2022 compared with $136.9 million for the six months ended June 30, 2021. This amount was driven by $10.0 million in debt proceeds and $0.2 million in proceeds from stock option exercises, offset by $1.2 million in payments of contingent consideration, $0.3 million in principal payments on financing leases, and $0.1 million in payments of debt issuance costs.

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

Smaller reporting company status

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million as of the last trading day of our second quarter and our annual revenue is less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million as of the last trading day of our second quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the last trading day of our second quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. For example, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022. There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1	333-254760	3.3	3/26/2021
3.2	Amended and Restated Bylaws	S-1	333-254760	3.4	3/26/2021
4.1	Amended and Restated Investors’ Rights Agreement, dated September 27, 2019, by and among the Registrant and certain of its stockholders	S-1	333-254760	10.15	3/26/2021
10.1	Amendment No. 1 to Credit and Security Agreement, dated March 21, 2022, by and between the Registrant and Midcap Financial Trust					X
10.2	Amendment No. 2 to Credit and Security Agreement, dated June 1, 2022, by and between the Registrant and Midcap Financial Trust	8-K	001-40344	10.1	6/2/2022
10.3+	Offer Letter, dated April 1, 2022, by and between Registrant and Ehab El-Gabry					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1 *	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2 *	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Akoya Biosciences, Inc.

Date: August 8, 2022	By:	/s/ Brian McKelligon
Brian McKelligon
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer
(Principal Financial and Accounting Officer)