Form 10-Q
period 2022-09-30
Akoya Biosciences, Inc.
filed 2022-11-08
CIK 1711933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Number of shares of the registrant’s common shares outstanding at October 28, 2022: 37,955,857

AKOYA BIOSCIENCES, INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets at September 30, 2022 (Unaudited) and December 31, 2021	2
Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	3
Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	4
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	5
Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2022 and 2021	7
Notes to Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	45
Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	45
Item 1A. Risk Factors	45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3. Defaults Upon Senior Securities	46
Item 4. Mine Safety Disclosures	46
Item 5. Other Information	46
Item 6. Exhibits	48
Signatures	49

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

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$51,836	$113,079
Marketable securities	29,868	—
Accounts receivable, net	8,680	9,444
Inventories, net	13,063	9,014
Prepaid expenses and other current assets	8,297	9,277
Total current assets	111,744	140,814
Property and equipment, net	10,492	7,487
Restricted cash	302	302
Demo inventory, net	2,064	2,548
Intangible assets, net	20,442	21,150
Goodwill	18,262	18,262
Operating lease right of use assets, net	11,307	—
Financing lease right of use assets, net	1,504	—
Other assets	340	344
Total assets	$176,457	$190,907
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,172	$9,435
Accrued expenses and other current liabilities	14,037	13,491
Current portion of operating lease liabilities	3,004	—
Current portion of financing lease liabilities	593	—
Current portion of capital lease liabilities	—	272
Deferred revenue	5,876	4,484
Total current liabilities	31,682	27,682
Deferred revenue, net of current portion	1,477	1,330
Long-term debt, net of debt discount	52,714	32,471
Deferred tax liability, net	125	26
Capital lease liabilities, net of current portion	—	197
Operating lease liabilities, net of current portion	8,723	—
Financing lease liabilities, net of current portion	692	—
Contingent consideration liability (Note 4), net of current portion	5,956	7,850
Total liabilities	101,369	69,556
Stockholders’ equity:
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common Stock, $0.00001 par value; 500,000,000 shares authorized at September 30, 2022 and December 31, 2021; 37,947,853 and 37,424,101 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid in capital	223,025	217,456
Accumulated deficit	(147,873)	(96,107)
Other comprehensive loss	(66)	—
Total stockholders’ equity	75,088	121,351
Total liabilities and stockholders’ equity	$176,457	$190,907

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except share & per share data)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$14,438	$10,874	$41,942	$31,556
Service and other revenue	4,414	2,602	11,698	7,203
Total revenue	18,852	13,476	53,640	38,759
Cost of goods sold:
Cost of product revenue	$5,455	$3,594	$14,733	$10,381
Cost of service and other revenue	2,490	1,429	7,563	4,386
Total cost of goods sold	$7,945	$5,023	$22,296	$14,767
Gross profit	$10,907	$8,453	$31,344	$23,992
Operating expenses:
Selling, general and administrative	19,922	13,725	58,705	31,970
Research and development	5,466	3,999	16,778	10,138
Change in fair value of contingent consideration	357	224	(599)	1,050
Depreciation and amortization	1,815	1,244	4,975	3,352
Total operating expenses	27,560	19,192	79,859	46,510
Loss from operations	(16,653)	(10,739)	(48,515)	(22,518)
Other income (expense):
Interest expense	(1,109)	(763)	(2,707)	(2,271)
Change in fair value of warrant liability	—	—	—	(2,728)
Gain on extinguishment of debt	—	—	—	2,476
Other expense, net	(89)	(126)	(395)	(244)
Loss before benefit (provision) for income taxes	(17,851)	(11,628)	(51,617)	(25,285)
Benefit (provision) for income taxes	(21)	11	(149)	23
Net loss	$(17,872)	$(11,617)	$(51,766)	$(25,262)
Dividends accrued on redeemable convertible preferred stock	—	—	—	(1,435)
Accretion of redeemable convertible preferred stock	—	—	—	(296)
Adjusted net loss attributable to common stockholders	(17,872)	(11,617)	(51,766)	(26,993)
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(0.31)	$(1.37)	$(1.15)
Weighted-average shares outstanding, basic and diluted	37,900,821	37,162,489	37,660,814	23,407,358

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net loss	$(17,872)	$(11,617)	$(51,766)	$(25,262)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	26	—	(66)	—
Total other comprehensive income (loss)	26	—	(66)	—
Comprehensive loss	$(17,846)	$(11,617)	$(51,832)	$(25,262)

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(in thousands, except share data)

	Series B		Series C		Series D
	Redeemable		Redeemable		Redeemable		Series A
	Convertible		Convertible		Convertible		Convertible		Class A		Class B		Additional		Accumulated	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid in	Accumulated	other comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	loss	equity (deficit)
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—	37,424,101	$2	—	$—	$217,456	$(96,107)	$—	$121,351
Exercise of stock options	—	—	—	—	—	—	—	—	78,257	—	—	—	55	—	—	55
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,399)	—	(16,399)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,545	—	—	1,545
Balance at March 31, 2022	—	$—	—	$—	—	$—	—	$—	37,502,358	$2	—	$—	$219,056	$(112,506)	$—	$106,552
Exercise of stock options	—	—	—	—	—	—	—	—	264,297	—	—	—	164	—	—	164
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,495)	—	(17,495)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(92)	(92)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,721	—	—	1,721
Balance at June 30, 2022	—	$—	—	$—	—	$—	—	$—	37,766,655	$2	—	$—	$220,941	$(130,001)	$(92)	$90,850
Exercise of stock options	—	—	—	—	—	—	—	—	63,102	—	—	—	40	—	—	40
Exercise of stock warrant	—	—	—	—	—	—	—	—	118,096	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,872)	—	(17,872)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	26	26
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,044	—	—	2,044
Balance at September 30, 2022	—	$—	—	$—	—	$—	—	$—	37,947,853	$2	—	$—	$223,025	$(147,873)	$(66)	$75,088

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

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine months ended
	September 30,	September 30,
	2022	2021
Operating activities
Net loss	$(51,766)	$(25,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,248	3,418
Non-cash interest expense	381	319
Stock-based compensation expense	5,310	2,628
Deferred taxes	99	(36)
Change in fair value of contingent consideration	(599)	1,050
Net accretion of marketable securities	(160)	—
Change in fair value of warrant liability	—	2,728
Loss on sale of property and equipment	82	—
Gain on extinguishment of debt	—	(2,476)
Changes in operating assets and liabilities:
Accounts receivable, net	764	(3,135)
Prepaid expenses and other assets	(255)	(9,017)
Inventories, net	(3,976)	(2,272)
Accounts payable	(1,263)	(1,003)
Accrued expenses and other liabilities	1,107	2,206
Deferred revenue	1,539	638
Net cash used in operating activities	(43,489)	(30,214)
Investing activities
Purchases of property and equipment	(6,491)	(3,729)
Proceeds from sale of property and equipment	55	—
Purchase of marketable securities	(40,774)	—
Maturities of marketable securities	11,000	—
Net cash used in investing activities	(36,210)	(3,729)
Financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	138,553
Proceeds from stock option exercises	259	173
Proceeds from debt	20,000	—
Payments of debt issuance costs	(138)	—
Principal payments on capital leases	—	(250)
Principal payments on financing leases	(458)	—
Payments of contingent consideration	(1,207)	(1,590)
Net cash provided by financing activities	18,456	136,886
Net (decrease) increase in cash, cash equivalents, and restricted cash	(61,243)	102,943
Cash, cash equivalents, and restricted cash at beginning of period	113,381	17,508
Cash, cash equivalents, and restricted cash at end of period	$52,138	$120,451
Supplemental disclosures of cash flow information
Cash paid for interest	$2,189	$1,942
Cash paid for income taxes	$—	$—
Supplemental disclosures of non-cash activities
Purchases of property and equipment included in accounts payable and accrued expenses	$352	$438
Accretion of dividends on Series B, C, and D Preferred Stock	$—	$1,435
Conversion of convertible preferred stock into common stock upon completion of initial public offering	$—	$71,795
Reclassification of warrant liability to equity	$—	$3,219

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of September 30, 2022, the consolidated statements of operations, the consolidated statements of comprehensive loss, and the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021, and the consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022, the results of its operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are also unaudited. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed with the SEC on March 15, 2022.

Liquidity and going concern

At September 30, 2022, the Company had cash, cash equivalents, and marketable securities of $81,704 and an accumulated deficit of $147,873. The future success of the Company is dependent on its ability to successfully commercialize its products, successfully launch future products, obtain additional capital and ultimately attain profitable operations. The Company has funded its operations primarily through its preferred stock issuances, debt financing arrangements, and the IPO.

The Company is subject to a number of risks similar to other newly commercial life sciences companies, including, but not limited to, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The Company has incurred losses since its inception and has used cash from operations of $43,489 during the nine months ended September 30, 2022. However, the Company believes that its existing cash, cash equivalents, and marketable securities will be adequate to satisfy our current operating plans for at least the next twelve months from the issuance of these financial statements.

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

(2) Summary of significant accounting policies

Significant accounting policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “Commission”) and have not materially changed during the nine months ended September 30, 2022, with the exception of the adoption of the FASB’s ASU 2016-02, Leases (Topic 842) in the first quarter of 2022. Refer below to “Recently adopted accounting standards” for further information.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products, and between service and other revenue, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates the Company’s revenue by major source:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue
Product revenue
Instruments	$9,514	$7,099	$27,498	$20,195
Consumables	4,724	3,430	13,847	10,283
Standalone software products	200	345	597	1,078
Total product revenue	$14,438	$10,874	$41,942	$31,556
Service and other revenue	$4,414	$2,602	$11,698	$7,203
Total revenue	$18,852	$13,476	$53,640	$38,759

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

Contract Assets and Liabilities

The Company did not record any contract assets at September 30, 2022 or December 31, 2021.

The Company’s contract liabilities consist of upfront payments for service-based warranties on instrument sales. The Company classifies these contract liabilities in deferred revenue as current or noncurrent based on the timing of when the Company expects to service the warranty.

Cost to Obtain and Fulfill a Contract

Under ASC 606, the Company is required to capitalize certain costs to obtain customer contracts and costs to fulfill customer contracts. These costs are required to be amortized to expense on a systemic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates, compared to previously being expensed as incurred. As a practical expedient, the Company recognizes any incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset is one year or less. Capitalizable costs to obtain contracts, such as commissions, and costs to fulfill customer contracts were determined to be immaterial for the nine months ended September 30, 2022 and 2021.

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

Comprehensive loss

Components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Other comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive loss are reported net of any related tax effect to arrive at comprehensive loss. Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders which for the three and nine months ended September 30, 2022 consist of unrealized loss on marketable securities.

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

The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the related invoices and represents the Company’s best estimate of probable credit losses in its existing accounts receivable. The Company had an allowance for doubtful accounts of $45 and $45 at September 30, 2022 and December 31, 2021, respectively.

For the three months ended September 30, 2022, no customers accounted for more than 10% of revenue. For the nine months ended September 30, 2022, no customers accounted for more than 10% of revenue. For the three months ended September 30, 2021, one customer accounted for 11% of revenue. For the nine months ended September 30, 2021, one customer accounted for 10% of revenue. As of September 30, 2022, no customers accounted for more than 10% of accounts receivable. As of December 31, 2021, no customers accounted for more than 10% of accounts receivable.

(4) Fair value of financial instruments

The Company measures the following financial liabilities at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented.

The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of September 30, 2022 and December 31, 2021:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$51,836	$51,578	$258	$—
U.S. Treasury securities	29,868	—	29,868	—
Total Assets	$81,704	$51,578	$30,126	$—

Liabilities:
Contingent consideration – Long term portion	$5,956	$—	$—	$5,956
Total Liabilities	$5,956	$—	$—	$5,956

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration – Long term portion	$7,850	$—	$—	$7,850
Total Liabilities	$7,850	$—	$—	$7,850

The following is a summary of cash, cash equivalents and marketable securities:

	September 30, 2022
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash and cash equivalents	$51,836	$—	$—	$51,836
Marketable securities:
U.S. Treasury securities due in one year or less	29,934	—	(66)	29,868
Total marketable securities	29,934	—	(66)	29,868
Total cash, cash equivalents, and marketable securities	$81,770	$—	$(66)	$81,704

The Company held 12 debt securities at September 30, 2022 classified as marketable securities with original maturity dates greater than three months that were in an unrealized loss position for less than twelve months. The fair value of these securities was $29,868. The Company evaluated its securities for other-than-temporary impairments based on quantitative and qualitative factors. The Company considered the decline in market value for these securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell these securities, and the Company does not intend to sell these securities before the recovery of their amortized cost basis. Based on its analysis, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2022.

The Company had no material realized gains or losses on our available-for-sale securities for the three and nine months ended September 30, 2022. There were no other-than-temporary impairments recognized for the three and nine months ended September 30, 2022.

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

In September 2019, the Company entered into a Loan and Security Agreement with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), under which Innovatus agreed to make a term loan to the Company in an aggregate principal amount of $25,000 (the “Innovatus Term Loan”). In connection with the Loan and Security Agreement, the Company also issued the lender a warrant to purchase 368,779 additional shares of Series D Preferred Stock, at a purchase price of $1.53 per share. The expiration date of the warrant is September 27, 2029. The holder may at any time and from time to time exercise this warrant, in whole or in part, and on any exercise of the warrant, the holder may elect to receive shares equal to the full value of the warrant or a portion of its full value. Prior to the IPO, since the underlying Series D redeemable convertible preferred stock was classified outside of permanent equity, the preferred stock warrant was classified as other long-term liabilities in the accompanying balance sheet. The preferred stock warrant liability was recorded at fair value utilizing the Black-Scholes model. The Black Scholes option pricing model is based on the estimated market value of the underlying redeemable convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying redeemable convertible preferred stock. The Company adjusted the carrying value of the preferred stock warrant to its estimated fair value at each reporting date, with any related increase or decrease in the fair value recorded as an increase or decrease to other income (expense) in the statements of operations. In connection with the IPO, the preferred stock warrant was converted to a warrant to purchase shares of the Company’s common stock, pursuant to its preexisting terms. As such, the Company assessed the classification of the common stock warrant and determined it met the criteria to be classified within stockholders’ equity. Accordingly, the fair value of the warrant liability was reclassified to stockholders’ equity. In the third quarter of 2022, Innovatus exercised its warrant to purchase the Company’s common stock.

Changes in the fair value of the Company’s long-term portion of the contingent consideration liability during the nine months ended September 30, 2022 and 2021 were as follows:

Balance as of December 31, 2021	$7,850
Reclassification of FY 2022 payment to accrued expenses	(1,295)
Change in contingent consideration value	(599)
Balance as of September 30, 2022	$5,956

Balance as of December 31, 2020	$6,984
Reclassification of FY 2021 payment to accrued expenses	(1,210)
Change in contingent consideration value	1,050
Balance as of September 30, 2021	$6,824

The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs:

	Fair Value
	as of
	September 30,	Valuation	Unobservable
Contingent Consideration Liability	2022	Technique	Inputs
Revenue-based Payments	$5,956	Discounted Cash Flow Analysis under the Income Approach	Revenue discount factor, discount rate

Changes in the fair value of the Company’s warrant liability during the nine months ended September 30, 2021 were as follows:

Balance as of December 31, 2020	$490
Change in fair value of warrant liability	2,728
Reclassification of warrant liability to stockholders’ equity	(3,218)
Balance as of September 30, 2021	$—

(5) Property and equipment, net

Property and equipment consists of the following:

	Estimated Useful	September 30,	December 31,
	Life (Years)	2022	2021
Furniture and fixtures	7	$494	$488
Computers, laptop and peripherals	5	4,574	3,590
Laboratory equipment	5	7,056	5,906
Leasehold improvements	Shorter of the lease life or 7	3,937	1,571
Total property and equipment		16,061	11,555
Less: Accumulated depreciation		(5,569)	(4,068)
Property and equipment, net		$10,492	$7,487

Depreciation expense of $699 and $1,681 relating to property and equipment was charged to operations for the three and nine months ended September 30, 2022, respectively. Depreciation expense of $462 and $1,277 relating to property and equipment was charged to operations for the three and nine months ended September 30, 2021, respectively. Depreciation expense of $38 and $168 relating to property and equipment was charged to cost of sales for the three and nine months ended September 30, 2022, respectively. Depreciation expense of $0 relating to property and equipment was charged to cost of sales for the three and nine months ended September 30, 2021.

Demo inventory consists of the following:

	Estimated	September 30,	December 31,
	Life (Years)	2022	2021
Demo inventory – gross	3	$4,179	$3,733
Less: Accumulated depreciation		(2,115)	(1,185)
Demo inventory, net		$2,064	$2,548

Depreciation expense of $314 and $959 relating to demo equipment was charged to operations for the three and nine months ended September 30, 2022, respectively. Depreciation expense of $261 and $513 relating to demo equipment was charged to operations for the three and nine months ended September 30, 2021, respectively.

(6) Intangible assets and goodwill

Intangible assets as of September 30, 2022 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(3,151)	$8,649	15
Developed technology	8,300	(2,771)	5,529	12
Licenses	213	(33)	180	15
Trade names and trademarks	6,300	(2,343)	3,957	12
Capitalized software	2,349	(222)	2,127	5
Non-compete agreements	300	(300)	—	4
Total intangible assets	$29,262	$(8,820)	$20,442

Intangible assets as of December 31, 2021 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(2,561)	$9,239	15
Developed technology	8,300	(2,252)	6,048	12
Licenses	63	(25)	38	15
Trade names and trademarks	6,300	(1,722)	4,578	12
Capitalized software	1,259	(68)	1,191	5
Non-compete agreements	300	(244)	56	4
Total intangible assets	$28,022	$(6,872)	$21,150

Total amortization expense charged to operations for the three and nine months ended September 30, 2022 was $681 and $1,948, respectively. Total amortization expense charged to cost of sales for the three and nine months ended September 30, 2022 was $0. Total amortization expense charged to operations for the three and nine months ended September 30, 2021 was $521 and $1,562, respectively. Total amortization expense charged to cost of sales for the three and nine months ended September 30, 2021 was $0 and $66, respectively.

As of September 30, 2022, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows:

2022 remaining	$685
2023	2,772
2024	2,772
2025	2,772
2026	2,737
Thereafter	8,704
Total	$20,442

As of September 30, 2022 and December 31, 2021, the goodwill balance is $18,262.

(7) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2022	2021
Payroll and compensation	$6,359	$6,502
Current portion of contingent consideration	1,295	1,207
Inventory purchases	86	1,877
Other accrued expenses	6,297	3,905
Total accrued expenses and other current liabilities	$14,037	$13,491

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

On June 1, 2022, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Midcap Trust Term Loan, which permitted the draw of a second tranche of $10,000, which was drawn on June 1, 2022. Additionally, the amendment provides the Company with a new third tranche pursuant to which the Company may draw $10,000 any time after September 30, 2022 until September 30, 2023. The amendment also delayed the amortization start dates for the outstanding loan amounts from November 1, 2023 until April 1, 2025, at which point the Company will repay the principal amounts in seven equal monthly installments until the maturity date. Finally, Amendment No. 2 amended the interest rate payable on the term loan to apply an interest rate equal to the Secured Overnight Financing Rate (“SOFR”) rate (with a floor of 1.61448%) plus 6.35%. Substantially all other terms and conditions, and covenants of the credit agreement remain unchanged. In connection with Amendment No. 2, the Company agreed to pay a $75 commitment fee as well as a 0.25% fee upon the funding of each of the second tranche and third tranche amounts. The Company accounted for Amendment No. 2 as a modification pursuant to ASC 470-50. On September 30, 2022, the Company drew the third tranche of $10,000 related to Amendment No. 2.

The interest rate was 8.98% at September 30, 2022. A final payment fee of $2,125 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the three and nine months ended September 30, 2022, the Company recorded $119 and $292, respectively, related to the amortization of the final payment fee associated with the Midcap Trust Term Loan. For the three and nine months ended September 30, 2021, the Company recorded $82 and $243, respectively, related to the amortization of the final payment fee associated with the Midcap Trust Term Loan.

Debt consists of the following:

	September 30,	December 31,
	2022	2021
Midcap Trust Term Loan	$52,500	$32,500
Unamortized debt discount	(462)	(413)
Accretion of final fee	676	384
Long-term debt, net	$52,714	$32,471

As of September 30, 2022, future principal payments due under the Midcap Trust Term Loan, excluding the $2,125 final payment fee, are as follows:

Midcap Trust
Year Ended:	Term Loan
December 31, 2022	$—
December 31, 2023	—
December 31, 2024	—
December 31, 2025	52,500
Total minimum principal payments	$52,500

(9) Stockholder’s equity (deficit)

The Company’s Amended and Restated Certificate of Incorporation authorizes it to issue 500,000,000 shares of common stock, $0.00001 par value per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. Each share of Class A common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board, subject to the prior rights of holders of all classes of stock outstanding. As of September 30, 2022 and December 31, 2021, a total of 37,947,853 and 37,424,101 shares of common stock were issued and outstanding, respectively, and 8,174,767 and 6,709,218 shares of common stock were reserved for issuance, respectively.

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

Stock Options

During the nine months ended September 30, 2022 and 2021, the Company granted options with an aggregate fair value of $9,465 and $17,196, respectively, which are being recorded as compensation expense over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding), volatility of the Company’s common stock and an assumed-risk-free interest rate.

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

During the nine months ended September 30, 2022, the Company granted options to purchase 1,779,228 shares of common stock at a weighted average fair value of $5.32 per share and a weighted average exercise price of $10.61 per share. During the nine months ended September 30, 2021, the Company granted options to purchase 2,228,460 shares of common stock at a weighted average fair value of $7.72 per share and a weighted average exercise price of $15.52 per share. For the three and nine months ended September 30, 2022 and 2021, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Weighted-average risk-free interest rate	3.4%	0.9%	2.7%	1.0%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	51.6%	51.1%	53.3%	50.5%
Expected term	6.0 years	6.0 years	6.3 years	6.0 years

Restricted Stock Units

During the nine months ended September 30, 2022, the Company granted RSUs to employees with an aggregate fair value of $3,865, which are being recorded as compensation expense over the requisite service period. The fair value of each grant is calculated based on the Company’s stock price on the date of grant. During the nine months ended September 30, 2022, the Company granted 360,375 shares of restricted common stock at a weighted average fair value of $10.72 per share.

Stock-Based Compensation

Stock-based compensation related to the Company’s stock-based awards was recorded as an expense and allocated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of goods sold	$53	$36	$160	$83
Selling, general and administrative	1,643	960	4,246	2,233
Research and development	348	162	904	312
Total stock-based compensation	$2,044	$1,158	$5,310	$2,628

As of September 30, 2022, and 2021, there was $18,560 and $14,430, respectively, of total unrecognized compensation cost related to non-vested stock options. The Company expects to recognize that cost over a remaining weighted-average period of 2.9 and 3.4 years as of September 30, 2022 and 2021, respectively.

As of September 30, 2022 there was $3,396 of total unrecognized compensation cost related to non-vested RSUs. The Company expects to recognize that cost over a remaining weighted-average period of 3.6 years as of September 30, 2022.

(11) Employee stock purchase plan

On March 24, 2021, the Board and on April 8, 2021, its stockholders approved and adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective in connection with the closing of the Company’s IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. A total of 172,795 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2022 and ending with January 1, 2030, by an amount equal to 0.5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Board. No shares have been issued under the ESPP at September 30, 2022.

(12) Income taxes

During the three and nine months ended September 30, 2022 and 2021, the Company recorded a tax (provision) benefit of ($21), ($149), $11, and $23, respectively. The tax benefit and provision consist primarily of foreign income taxes and state taxes in the United States. The provision differs from the U.S. federal statutory rate of 21% primarily due to the full valuation allowance recorded against the U.S. deferred tax assets, including the current year to date losses. The Company maintains a valuation allowance against its U.S. deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

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

(13) Commitments and contingencies

License Agreements

In September 2018, in connection with the acquisition of the QPS division of PKI, the Company entered into a License Agreement with PKI, pursuant to which PKI granted the Company an exclusive, nontransferable, sublicensable license under certain patent rights to make, use, import and commercialize QPS products and services. The Company is required to pay royalties on net sales of products and services that are covered by patent rights under the agreement at a rate ranging from 1.0% to 7.0%. The Company recorded approximately $1,295 and $1,207 of accrued royalties in connection with this agreement as of September 30, 2022 and December 31, 2021, respectively, payable in the first quarter of 2023 and 2022, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Net loss	$(17,872)	$(11,617)	$(51,766)	$(25,262)
Dividends accrued on redeemable convertible preferred stock	—	—	—	(1,435)
Accretion of redeemable convertible preferred stock	—	—	—	(296)
Adjusted net loss attributable to common stockholders	$(17,872)	$(11,617)	$(51,766)	$(26,993)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	37,900,821	37,162,489	37,660,814	23,407,358
Basic and diluted net loss per common share outstanding	$(0.47)	$(0.31)	$(1.37)	$(1.15)

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

	Nine months ended
	September 30,
	2022	2021
Outstanding stock options	6,631,690	5,450,055
Unvested restricted stock units	349,900	—
Warrant to purchase common stock	—	158,274
Total	6,981,590	5,608,329

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

The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

North America	$10,921	$7,394	$29,723	$19,004
APAC	3,812	2,828	11,592	9,527
EMEA	4,119	3,254	12,325	10,228
Total Revenue	$18,852	$13,476	$53,640	$38,759

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

North America	58%	55%	55%	49%
APAC	20%	21%	22%	25%
EMEA	22%	24%	23%	26%
Total Revenue	100%	100%	100%	100%

North America includes the United States and related territories, as well as Canada. APAC also includes Australia. For the three months ended September 30, 2022, the Company had two countries outside of the United States with 10% and 10% of total revenue, respectively. For the nine months ended September 30, 2022, the Company had one country outside of the United States with 10% of total revenue. For the three and nine months ended September 30, 2021, the Company had one country outside of the United States with 14% and 16% of total revenue, respectively.

As of September 30, 2022 and December 31, 2021, substantially all of the Company’s long-lived assets are located in the United States.

(16) Related party transactions

Argonaut Manufacturing Services Inc. (“AMS”) is a portfolio company of Telegraph Hill Partners, which holds greater than 5% of our total outstanding shares. During the three and nine months ended September 30, 2022, the Company incurred costs of goods sold of approximately $1,481 and $3,895, respectively, related to sales of consumables manufactured by AMS. During the three and nine months ended September 30, 2021, the Company incurred costs of goods sold of approximately $868 and $2,594, respectively, related to sales of consumables manufactured by AMS. As of September 30, 2022 and December 31, 2021, $6,827 and $4,263, respectively, is included in inventory related to consumables manufactured by AMS. As of September 30, 2022 and December 31, 2021, the Company had $914 and $1,700 in accounts payable, respectively, due to AMS.

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

For the nine months ended September 30, 2022, the Company entered into four financing leases for staining equipment. The Company also holds financing leases for computer equipment, staining equipment, and furniture which the Company was accounting for as capital leases prior to its adoption of ASC 842.

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

Some leases include an option to renew, with renewal terms that can extend the lease term by five years. The exercise of lease renewal options is at the Company’s sole discretion. None of these options to renew are recognized as part of the Company’s right-to-use asset or lease liability as of September 30, 2022, as renewal was determined to not be reasonably assured. The depreciable life of assets and leasehold improvements are limited by the expected lease term. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. The Company recognizes amortization expense for finance leases over the lease term based on the terms of the lease agreement.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the adoption or commencement date, in determining the present value of lease payments.

The table below summarizes the Company’s lease costs for the three and nine months ended September 30, 2022:

		Three Months Ended	Nine Months Ended
		September 30,	September 30,
Lease Costs	Classification	2022	2022
Finance lease cost:
Amortization of right-of-use assets	Cost of service and other revenue	$71	$105
Amortization of right-of-use assets	Depreciation and amortization	121	387
Interest on lease liabilities	Interest expense	18	38
Operating lease cost	Selling, general and administrative	813	2,328
Total lease cost		$1,023	$2,858

As of September 30, 2022, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

Maturity of operating lease liabilities	As of September 30, 2022
Remainder 2022	$803
2023	3,103
2024	2,737
2025	2,799
2026	2,599
2027 and thereafter	2,103
Total lease payments	$14,144
Less: discount to lease payments	(2,417)
Total operating lease liabilities	$11,727

As of September 30, 2022, future minimum commitments under ASC 842 under the Company’s financing leases were as follows:

Maturity of financing lease liabilities	As of September 30, 2022
Remainder 2022	$175
2023	623
2024	495
2025	146
2026	—
2027 and thereafter	—
Total lease payments	$1,439
Less: discount to lease payments	(154)
Total financing lease liabilities	$1,285

The table below summarizes the weighted-average remaining lease term (in years), the weighted-average incremental borrowing rate (in percentages), as well as supplemental cash flow information related to leases for the three and nine months ended September 30, 2022:

	Nine Months Ended
Lease Term, Discount Rates, and Other	September 30, 2022
Weighted average remaining lease term
Operating leases	4.8	years
Financing leases	2.6	years
Weighted average incremental borrowing rate
Operating leases	7.85%
Financing leases	7.19%
Cash payments of amounts included in lease liabilities
Operating cash flows from operating leases	$2,211
Operating cash flows from finance leases	39
Financing cash flows from finance leases	458

(18) Subsequent events

The Company has evaluated subsequent events from the consolidated balance sheet date through November 7, 2022, which is the date the consolidated financial statements were issued.

On November 7, 2022, the Company entered into Amendment No. 3 to the Midcap Trust Term Loan (“Amendment No. 3”), which permitted the draw of two additional tranches, each totaling $11,250, the first of which was drawn on November 7, 2022. The remaining tranche will become available for draw after June 30, 2023, but before December 31, 2023, and is subject to the Company achieving certain trailing twelve-month revenue targets. Amendment No. 3 also delayed the amortization start dates for the outstanding loan amounts from April 1, 2025 until December 1, 2025 (subject to further extension upon certain conditions), at which point the Company will repay the principal amounts in equal monthly installments until the new maturity date of November 1, 2027, which was extended pursuant to Amendment No. 3. In addition, Amendment No. 3 amended the interest rate payable on the term loan to apply an interest rate equal to the SOFR rate (with a floor of 2.50%) plus 6.80%, and reset the call protection to begin as of November 7, 2025. Finally, Amendment No. 3 provides for a commitment fee of 0.5% payable on November 7, 2022 on the new tranche amounts and an exit fee of 4.75%. Substantially all other terms and conditions, and covenants of the credit agreement remain unchanged.

On November 7, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.00001 per share (the “Common Stock”), having an aggregate offering price of up to $50.0 million (the “Placement Shares”) through Piper Sandler as its sales agent. The issuance and sale, if any, of the Placement Shares by the Company under the Equity Distribution Agreement is subject to the effectiveness of the Company’s registration statement on Form S-3, filed with the Commission on November 7, 2022.

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

For the three and nine months ended September 30, 2022, revenue from North America accounted for approximately 58% and 55% of our revenue, respectively. For the three and nine months ended September 30, 2021, revenue from North America accounted for approximately 55% and 49% of our revenue, respectively.

As of September 30, 2022, we employed a commercial team of 149 employees, including many with significant industry and technical experience. This total includes field instrument service personnel who are classified in cost of goods sold in our consolidated statements of operations. We follow a direct sales model in North America and EMEA, while selling through third party distributors and dealers in APAC.

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

As of the date of this Quarterly Report on Form 10-Q, we have financed our operations primarily from the issuance and sale of convertible preferred stock, borrowings under our long-term debt agreement, and our IPO. We have incurred net losses in each year since our inception in 2015. Our net losses were $17.9 million, $51.8 million, $11.6 million and $25.3 million for the three and nine months ended September 30, 2022 and 2021, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Drive incremental pull through

We believe that expansion of our installed base to new and existing customers will drive an increase in our recurring reagent and instrument service revenue. In addition, as our research and development team identifies and launches new applications and biomarker targets, we expect to increase incremental pull through on our existing and new instrument installed base. Recurring revenue was 36%, 37%, 38% and 40% of total revenue for the three and nine months ended September 30, 2022 and 2021, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our installed base expands, we expect recurring revenue on an absolute basis to increase and become an increasingly important contributor to our revenue.

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

COVID-19 Impact

The continued spread of COVID-19, particularly any future variants that may be more transmissible and have more severe symptoms than current variants, may extend the impact of COVID-19 on our business. The impact of this pandemic has been and may continue to be extensive in many aspects of society, which has resulted in and may continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

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

During the three and nine months ended September 30, 2022 and 2021, our instrument placements were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Instrument Placements:	55	33	166	101

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

Components of results of operations

Revenue

Product Revenue

We generate product revenue from the sale of our instruments, consumables and software products. Instrument sales accounted for 66%, 66%, 65% and 64% of our product revenue for the three and nine months ended September 30, 2022 and 2021, respectively. Consumables revenue accounted for 33%, 33%, 32% and 33% of our product revenue for the three and nine months ended September 30, 2022 and 2021, respectively.

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

During the three and nine months ended September 30, 2022 and 2021, respectively, our revenue was comprised of the following sources:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2022	2021	2022	2021
Revenue:
Product revenue	$14,438	$10,874	$41,942	$31,556
Service and other revenue	4,414	2,602	11,698	7,203
Total revenue	$18,852	$13,476	$53,640	$38,759

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

Gross profit is calculated as revenue less cost of goods sold. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit in future periods will depend on a variety of factors, including: market conditions that may impact our pricing, sales mix among instruments, sales mix changes among consumables, excess and obsolete inventories, costs we pay our contract manufacturers for their services, our cost structure for lab service operations relative to volume, product warranty obligations, and inflationary cost pressures. Our gross profit in future periods will also vary based upon our channel mix and may decrease based upon our distribution channels.

Gross profit was $10.9 million compared to $8.5 million for the three months ended September 30, 2022 and 2021, respectively, and $31.3 million compared to $24.0 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Results of operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in the Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2022	2021	2022	2021
Product revenue	$14,438	$10,874	$41,942	$31,556
Service and other revenue	4,414	2,602	11,698	7,203
Total revenue	18,852	13,476	53,640	38,759
Cost of goods sold:
Cost of product revenue	$5,455	$3,594	$14,733	$10,381
Cost of service and other revenue	2,490	1,429	7,563	4,386
Total cost of goods sold	7,945	5,023	$22,296	$14,767
Gross profit	10,907	8,453	$31,344	$23,992
Operating expenses:
Selling, general and administrative	19,922	13,725	58,705	31,970
Research and development	5,466	3,999	16,778	10,138
Change in fair value of contingent consideration	357	224	(599)	1,050
Depreciation and amortization	1,815	1,244	4,975	3,352
Total operating expenses	27,560	19,192	79,859	46,510
Loss from operations	(16,653)	(10,739)	(48,515)	(22,518)
Other income (expense):
Interest expense	(1,109)	(763)	(2,707)	(2,271)
Change in fair value of warrant liability	—	—	—	(2,728)
Gain on extinguishment of debt	—	—	—	2,476
Other expense, net	(89)	(126)	(395)	(244)
Loss before benefit (provision) for income taxes	(17,851)	(11,628)	(51,617)	(25,285)
Benefit (provision) for income taxes	(21)	11	(149)	23
Net loss	$(17,872)	$(11,617)	$(51,766)	$(25,262)

Comparison of the three months ended September 30, 2022 and 2021

Revenue

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Product revenue	$14,438	$10,874	3,564	33%
Service and other revenue	4,414	2,602	1,812	70%
Total revenue	$18,852	$13,476	5,376	40%

Product revenue increased by $3.6 million, or 33%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily driven by a $1.3 million increase in consumable revenue resulting from a larger installed base of 863 systems as of September 30, 2022, as compared to 651 systems as of September 30, 2021, and a $2.4 million increase in instrument revenue resulting from 55 new system placements during the three months ended September 30, 2022, compared to 33 new system placements for the three months ended September 30, 2021.

Service and other revenue increased by $1.8 million, or 70%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily due to an increase relating to lab services operations, revenue generated from companion diagnostic development, and other immaterial changes.

Costs of Goods Sold, Gross Profit and Gross Margin

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Cost of product revenue	$5,455	$3,594	$1,861	52%
Cost of service and other revenue	2,490	1,429	1,061	74%
Total cost of goods sold	$7,945	$5,023	$2,922	58%
Gross profit	$10,907	$8,453	$2,454	29%
Gross margin	58%	63%

Cost of product revenue increased by $1.9 million, or 52%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in cost of product revenue was primarily driven by costs associated with increased instrument and consumable sales, partially offset by a change of mix in instrument revenue as compared to consumables revenue. Cost of service and other revenue increased by $1.1 million, or 74%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily due to increases in costs for lab services driven by an increase in activity, as well as an increase in extended warranty costs as there were higher customer renewals due to the maturity of the installed base. Additionally, the Company recorded a $0.1 million reduction to cost of goods sold in the three months ended September 30, 2021, associated with the employee retention credit.

Gross profit increased by $2.5 million, or 29%, and gross margin decreased by 5% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The decline in gross margin was primarily due to the costs increases noted above, which includes the impact of inflationary cost pressures.

Operating Expenses

Selling, General and Administrative

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Selling, general and administrative	$19,922	$13,725	$6,197	45%

Selling, general and administrative expense increased by $6.2 million, or 45%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily due to a $5.2 million increase in personnel-related expenses due to an increase in headcount to support the growth in our overall operations subsequent to our IPO, net of the impact of the employee retention credit of $1.0 million recognized during the third quarter of 2021. Remaining increases are due to higher costs in legal, facilities, supplies, software licenses and subscriptions, and other related costs.

Research and development

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Research and development	$5,466	$3,999	$1,467	37%

Research and development expense increased by $1.5 million, or 37%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, net of the impact of the employee retention credit of $0.4 million recognized during the third quarter of 2021. The increase was primarily due to a $1.3 million increase in personnel-related expenses due to an increase in headcount.

Change in fair value of contingent consideration

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Change in fair value of contingent consideration	$357	$224	$133	59%

Change in fair value of contingent consideration increased by $0.1 million, or 59%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to current period remeasurement.

Depreciation and amortization

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Depreciation and amortization	$1,815	$1,244	$571	46%

The $0.6 million increase in depreciation and amortization expense was primarily related to an increase in property and equipment as of September 30, 2022 as compared to September 30, 2021.

Interest expense

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Interest expense	$1,109	$763	$346	45%

Interest expense increased by $0.3 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Other expense, net

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Other expense, net	$89	$126	$(37)	(29)%

Other expense, net decreased by $37 thousand for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2022 and 2021

Revenue

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Product revenue	$41,942	$31,556	10,386	33%
Service and other revenue	11,698	7,203	4,495	62%
Total revenue	$53,640	$38,759	14,881	38%

Product revenue increased by $10.4 million, or 33%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily driven by a $3.6 million increase in consumable revenue resulting from a larger installed base of 863 systems as of September 30, 2022, as compared to 651 systems as of September 30, 2021, and a $7.3 million increase in instrument revenue resulting from 166 new system placements during the nine months ended September 30, 2022, compared to 101 new system placements for the nine months ended September 30, 2021.

Service and other revenue increased by $4.5 million, or 62%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due to an increase relating to lab services operations, revenue generated from companion diagnostic development, and other immaterial changes.

Costs of Goods Sold, Gross Profit and Gross Margin

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Cost of product revenue	$14,733	$10,381	$4,352	42%
Cost of service and other revenue	7,563	4,386	3,177	72%
Total cost of goods sold	$22,296	$14,767	$7,529	51%
Gross profit	$31,344	$23,992	$7,352	31%
Gross margin	58%	62%

Cost of product revenue increased by $4.4 million, or 42%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in cost of product revenue was primarily driven by costs associated with increased instrument and consumable sales. Cost of service and other revenue increased by $3.2 million, or 72%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due to increases in costs for lab services driven by an increase in activity, as well as an increase in extended warranty costs as there were higher customer renewals due to the maturity of the installed base. Additionally, the Company recorded a $0.4 million reduction to cost of goods sold in the nine months ended September 30, 2021, associated with the employee retention credit.

Gross profit increased by $7.4 million, or 31%, and gross margin decreased by 4% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decline in gross margin was primarily due to the costs increases noted above, which includes the impact of inflationary cost pressures.

Operating Expenses

Selling, General and Administrative

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Selling, general and administrative	$58,705	$31,970	$26,735	84%

Selling, general and administrative expense increased by $26.7 million, or 84%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due to a $18.4 million increase in personnel-related expenses due to an increase in headcount to support the growth in the Company’s overall operations subsequent to the IPO, net of the impact of the employee retention credit of $2.6 million recognized during 2021. Additionally, there was a $3.4 million increase in professional fees and other third-party fees, which are largely incremental costs of operating a public company, including increased marketing, legal, accounting, insurance, and other consulting costs. Remaining increases were due to higher costs in recruiting, facilities, supplies, software licenses and subscriptions, and other related costs.

Research and development

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Research and development	$16,778	$10,138	$6,640	65%

Research and development expense increased by $6.6 million, or 65%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due to a $4.4 million increase in personnel-related expenses due to an increase in headcount, net of the impact of the employee retention credit of $1.3 million recognized during 2021. Additionally, there was a $1.5 million increase in third-party consulting and lab supplies consumed as the Company ramped up its efforts subsequent to the IPO.

Change in fair value of contingent consideration

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Change in fair value of contingent consideration	$(599)	$1,050	$(1,649)	(157)%

Change in fair value of contingent consideration decreased by $1.6 million, or 157%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to current period remeasurement.

Depreciation and amortization

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Depreciation and amortization	$4,975	$3,352	$1,623	48%

The $1.6 million increase in depreciation and amortization expense was primarily related to an increase in property and equipment as of September 30, 2022 as compared to September 30, 2021.

Interest expense

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Interest expense	$2,707	$2,271	$436	19%

Interest expense increased by $0.4 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

Change in fair value of warrant liability

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Change in fair value of warrant liability	$—	$2,728	$(2,728)	(100)%

Change in fair value of warrant liability decreased by $2.7 million, or 100%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. In connection with the IPO, this warrant was adjusted to become a warrant to purchase shares of the Company’s common stock and met the criteria to be classified within stockholders’ equity; therefore, the warrant is no longer subject to liability accounting, and thus no further remeasurement.

Gain on extinguishment of debt

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Gain on extinguishment of debt	$—	$2,476	$(2,476)	(100)%

Gain on extinguishment of debt decreased by $2.5 million, or 100%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to forgiveness of the PPP Loan in the second quarter of 2021.

Other expense, net

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Other expense, net	$395	$244	$151	62%

Other expense, net increased by $151 thousand for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had approximately $81.7 million in cash, cash equivalents, and marketable securities.

Since our inception, we have experienced losses and negative cash flows from operations, and as of September 30, 2022, we had a consolidated net loss of $51.8 million and an accumulated deficit of $147.9 million. We have primarily relied on equity and debt financings to fund our operations to date.

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

Convertible preferred stock financings

Through September 30, 2022, we have raised a total of $60.5 million from the issuance and sale of convertible preferred stock, net of costs associated with such financings. Most recently, in 2019 we issued shares of Series D convertible preferred stock for gross proceeds of $25.0 million. All preferred stock converted to common stock immediately prior to our IPO.

Payroll Protection Program loan

During April 2020, we received a $2.48 million small business loan under the Payroll Protection Program (the “PPP Loan”), part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan was forgiven in full in June 2021.

Midcap Trust Term Loan

In October 2020, we entered into the Midcap Trust Term Loan for a $37.5 million credit facility, consisting of a senior, secured term loan. We realized $32.5 million in aggregate proceeds as a result of the debt financing. On June 1, 2022, we entered into Amendment No. 2, which permitted the draw of a second tranche of $10.0 million, which was drawn on June 1, 2022. Additionally, Amendment No. 2 provides us with a new third tranche pursuant to which we may draw $10.0 million any time after September 30, 2022 until September 30, 2023. Amendment No. 2 also delayed the amortization start dates for the outstanding loan amounts from November 1, 2023 until April 1, 2025, at which point we will repay the principal amounts in seven equal monthly installments until the maturity date. Finally, Amendment No. 2 amended the interest rate payable on the term loan to apply an interest rate equal to the SOFR rate (with a floor of 1.61448%) plus 6.35%. On September 30, 2022, we drew the third tranche of $10,000 related to Amendment No. 2.

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

We were in compliance with all covenants under the Midcap Trust Term Loan as of September 30, 2022.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine months ended
	September 30,
($ in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(43,489)	$(30,214)
Investing activities	(36,210)	(3,729)
Financing activities	18,456	136,886
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(61,243)	$102,943

Operating activities

Net cash used in operating activities increased by $13.3 million to $43.5 million in the nine months ended September 30, 2022 compared to $30.2 million in the nine months ended September 30, 2021. This amount is attributable to a net loss of $51.8 million and a change in our net operating assets and liabilities of $2.1 million, offset by non-cash charges of $10.4 million. The change in our net operating assets and liabilities was primarily due to increased prepaid expenses and other assets of $0.3 million, increased inventory levels of $4.0 million, and increases in accounts payable, accrued expenses and other liabilities of $0.2 million, offset by decreases in accounts receivable of $0.8 million, and increases in deferred revenue of $1.5 million. Non-cash charges primarily consisted of $5.2 million of depreciation and amortization, $5.3 million of stock-based compensation, $0.4 million of non-cash interest expense, offset by $0.6 million in change in fair value of contingent consideration.

Investing activities

Net cash used in investing activities was $36.2 million in the nine months ended September 30, 2022 compared to $3.7 million during the nine months ended September 30, 2021. This amount was driven by purchases of marketable securities of $40.8 million and purchases of property and equipment of $6.5 million, offset by $11.0 million in maturities of marketable securities.

Financing activities

Net cash provided by financing activities was $18.5 million for the nine months ended September 30, 2022 compared with $136.9 million for the nine months ended September 30, 2021. This amount was driven by $20.0 million in debt proceeds and $0.3 million in proceeds from stock option exercises, offset by $1.2 million in payments of contingent consideration, $0.5 million in principal payments on financing leases, and $0.1 million in payments of debt issuance costs.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022. There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 7, 2022, the Company entered into Amendment No. 3 to the Midcap Trust Term Loan (“Amendment No. 3”), which permitted the draw of two additional tranches, each totaling $11,250, the first of which was drawn on November 7, 2022. The remaining tranche will become available for draw after June 30, 2023, but before December 31, 2023, and is subject to the Company achieving certain trailing twelve-month revenue targets. Amendment No. 3 also delayed the amortization start dates for the outstanding loan amounts from April 1, 2025 until December 1, 2025 (subject to further extension upon certain conditions), at which point the Company will repay the principal amounts in equal monthly installments until the new maturity date of November 1, 2027, which was extended pursuant to Amendment No. 3. In addition, Amendment No. 3 amended the interest rate payable on the term loan to apply an interest rate equal to the SOFR rate (with a floor of 2.50%) plus 6.80%, and reset the call protection to begin as of November 7, 2025. Substantially all other terms and conditions, and covenants of the Midcap Trust Term Loan remain unchanged. In connection with entering into Amendment No. 3, the Company agreed to pay the lenders a commitment fee of 0.25% payable on November 7, 2022 on the new tranche amounts and an exit fee of 4.75%.

The foregoing summary of Amendment No. 3 is qualified in its entirety by the full text of Amendment No. 3, a copy of which will be filed with the Company’s Form 10-K for the fiscal year end December 31, 2022.

On November 7, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.00001 per share (the “Common Stock”), having an aggregate offering price of up to $50.0 million (the “Placement Shares”) through Piper Sandler as its sales agent. The issuance and sale, if any, of the Placement Shares by the Company under the Equity Distribution Agreement is subject to the effectiveness of the Company’s registration statement on Form S-3, filed with the Commission on November 7, 2022.

Subject to the terms and conditions of the Equity Distribution Agreement, Piper Sandler will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the NASDAQ Capital Market to sell the Placement Shares from time to time, based upon the Company’s instructions, including any price, time or size limits specified by the Company. Sales of the Placement Shares, if any, under the Equity Distribution Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Placement Shares and may at any time suspend offers under the Equity Distribution Agreement or terminate the Equity Distribution Agreement. The Company has agreed to pay Piper Sandler commissions for its services in acting as sales agent in the sale of the Placement Shares at a commission rate equal to 3% of the gross sales price per Share sold pursuant to the Equity Distribution Agreement, if any, and has agreed to provide Piper Sandler with customary indemnification and contribution rights. The Equity Distribution Agreement may be terminated by Piper Sandler or the Company at any time upon written notice to the other party.

The foregoing description of the terms of the Equity Distribution Agreement is subject to, and qualified in its entirety by, the Sales Agreement, a copy of which was filed as an exhibit to our registration statement on Form S-3 filed with the Commission on November 7, 2022.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1	333-254760	3.3	3/26/2021
3.2	Amended and Restated Bylaws	S-1	333-254760	3.4	3/26/2021
4.1	Amended and Restated Investors’ Rights Agreement, dated September 27, 2019, by and among the Registrant and certain of its stockholders	S-1	333-254760	10.15	3/26/2021
10.1	Equity Distribution Agreement dated November 7, 2022, by and between the Registrant and Piper Sandler & Co.	S-3	333-268214	1.2	11/7/2022
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1 *	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2 *	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Akoya Biosciences, Inc.

Date: November 7, 2022	By:	/s/ Brian McKelligon
Brian McKelligon
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer
(Principal Financial and Accounting Officer)