Form 10-K
period 2022-12-31
Akoya Biosciences, Inc.
filed 2023-03-07
CIK 1711933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2022, was $221.6 million.

Number of shares of the registrant’s common shares outstanding at February 28, 2023: 38,341,919

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

As of December 31, 2022, we have 934 instruments installed across a broad group of customers throughout North America, Asia-Pacific (“APAC”), and Europe-Middle East-Africa (“EMEA”), reflecting an increase of 261% in the number of instrument placements over 2021. Our full set of proprietary reagents, software and services allows us to drive a stream of attractive, recurring and high margin revenue through our installed base, which will grow as we continue to expand our instrument base and implement workflow advancements. We generated total revenue of $74.9 million in the year ended December 31, 2022, and $54.9 million in the year ended December 31, 2021. We incurred net losses of $70.6 million in the year ended December 31, 2022, and $42.9 million in the year ended December 31, 2021.

Our Competitive Strengths

We believe the growth of our business will be propelled by our competitive strengths, including:

Established leader in the spatial biology market with a strong competitive position and proven products. We believe we are the leading spatial biology company, offering products to hundreds of customers across a diverse base, including leading biopharma companies, academic research centers and governmental institutions worldwide. As the pioneers and leaders in the spatial biology market, we view our suite of solutions as uniquely positioned to address the varying customer needs across all market segments, from discovery through translational and clinical research. Our instrument base has expanded significantly over the last several years with 934 instruments currently in the market as of December 31, 2022, a 34% increase over 2021. The rate of publications with our technology as a centerpiece has accelerated greatly, with 772 peer- reviewed publications as of December 31, 2022, a 57% increase over 2021, a 394% increase over 2020 and a 1,043% increase over 2019 publications. A key driver of these publications and our commercial expansion is the growing body of evidence that spatial biology solutions are increasingly becoming preferred as a biomarker platform of choice. A seminal JAMA Oncology publication in 2019 established the predictive power of spatial biomarker technologies in predicting response to immuno-oncology therapeutics versus the current technologies such as gene expression, NGS and standard diagnostic PD-L1 biomarker assays. We believe that the combination of our broad customer base, expert management team, large instrument installed base, intellectual property protection and extensive and accelerating publication list helps establish our leading position in spatial biology.

*As of Dec. 31, 2022

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

Relationships with leading biopharma and life science tools companies, top research institutions and medical centers. We have relationships with thought leaders such as Dana Farber Cancer Institute, Johns Hopkins University, UCSF, MD Anderson, AstraZeneca, Acrivon Therapeutics, Agilent Technologies and many other leading biopharma and life science tools companies, top research institutions and medical centers and contract research organizations (“CROs”). These collaborations and partnerships help demonstrate the utility of our solutions across a broad array of applications, including immuno-oncology, immunology, neuroscience and developmental biology. As we partner with leading companies and institutions, we gain access to valuable customer feedback and insight. With the use of our solutions informing their development efforts:

●	Stanford University and the University of Bern used the CODEX (now rebranded as PhenoCycler) platform for deep phenotyping of advanced-stage colorectal cancer patient tissue with more than 40 protein markers simultaneously, and at single-cell resolution. Through their use of our technology, they defined a new biological classification unit of cellular groups known as “neighborhoods.” These neighborhoods represent a completely novel organizing principle for understanding cellular activity in the tumor microenvironment and provide a robust analytical framework to better understand colon cancer progression, potentially novel diagnostics and new targets for therapeutic intervention.
●	Johns Hopkins University developed an interdisciplinary partnership between the Hopkins Kimmel Cancer Center and the Department of Physics and Astronomy called AstroPath with our Phenoptics (now branded as PhenoImager) platform as the centerpiece. Leveraging their leadership in both cancer research and astrophysics, AstroPath was configured to apply astronomy algorithms to PhenoImager imaging data to rapidly identify and optimize predictive phenotypic signatures predicting response to immuno-therapies.
●	Dana Farber Cancer Institute and Brigham Health recently announced the availability of their ImmunoProfile assay, an assay they developed on our Phenoptics (now rebranded as PhenoImager) platform to profile the tumors of immuno-therapy eligible patients. This assay is physician orderable and integrates into their clinical pathology workflow alongside NGS-based tumor profiling.
●	AstraZeneca is a partner to advance new multiplex immunofluorescence (mIF) workflows and spatial biomarker signatures, based on our PhenoImager platform. The partnership has the aim of elucidating the immune biology of cancer, in greater detail, to streamline drug development, clinical trials, and biomarker discovery. With this collaboration, we are partnering with AstraZeneca’s immuno-oncology division to leverage the comprehensive spatial phenotyping capabilities of the PhenoImager platform to study drug mechanism of action, confirm target biology prevalence, and discover predictive signatures for subsequent trial designs. The aim of this collaboration will be the development and implementation of predictive assays and analysis frameworks to enable AstraZeneca, and the pharmaceutical industry in general, to advance a spatial biomarker-informed drug development strategy for immunotherapy. The results could lead to increased trial success rates, companion diagnostic partnerships with Akoya, and advancement of precision medicine.
●	Advanced Cell Diagnostics, a Bio-Techne brand, is a partner to develop a single-cell, spatial multi-omics workflow for comprehensive, unbiased analysis of tissue samples. Through this agreement, the partners will bring to the market an automated, spatial multi-omics workflow that can perform rapid, in situ analysis of multiple analytes, at single cell resolution, across whole slides on the PhenoImager-Fusion System. Combining the PhenoCycler-Fusion workflow with the RNAScope HiPlex v2 assay has the potential to accelerate scientific understanding of human health and complex diseases like cancer. Spatial multi-omics approaches can also unlock new biomarker diagnostic signatures, enabling better stratification of patients and ultimately improving treatment outcomes. Backed by over 4,500 peer-reviewed publications, RNAScope Assays are an established standard for spatial RNA imaging. Under the terms of the agreement, both partners will develop and co-market protocols to enable automated workflows for running RNAScope assays on Akoya’s spatial phenotyping systems.
●	PathAI is a partner to help advance discovery and validation of novel predictive biomarkers for immunotherapies using their artificial intelligence (AI) powered technology for pathology. The partnership will enable a combined capability in spatial biology and deep data mining using the PhenoImager platform, artificial intelligence tools and algorithms to enhance their shared biopharmaceutical partners’ ability to identify patients most likely to respond to drugs in clinical trials.
●	Acrivon Therapeutics is a partner to co-develop, validate, and commercialize Acrivon’s OncoSignature® test, a first-of-its-kind companion diagnostic. The test will be used to identify cancer patients most likely to respond to treatment with ACR-368, a targeted DNA damage response inhibitor therapy being developed by Acrivon.

ACR-368 has been cleared by the U.S. Food and Drug Administration (“FDA”) to be advanced in a Phase 2 master protocol trial to treat patients with ovarian, endometrial, and urothelial cancer based on predicted sensitivity to ACR-368. The OncoSignature® test, developed by Acrivon, will be run on Akoya’s PhenoImager solution during clinical development and, pending ACR-368 approval and commercialization, will enable physicians to identify and treat the patients most likely to respond to the therapy. Akoya, in partnership with Acrivon, will develop, clinically validate, and seek regulatory co-approval for the OncoSignature® test, and, pending ACR-368 approval, commercialize the test as the exclusive provider of the companion diagnostic required for prescribing ACR-368.
●	Agilent Technologies is a recently announced partner to develop multiplex-immunohistochemistry diagnostic solutions for tissue analysis and to commercialize workflow solutions for multiplex assays in the clinical research market. Integrating Agilent’s Dako Omnis (autostaining instrument) and Akoya’s PhenoImager® HT (imaging platform) for multiplex chromogenic immunohistochemistry (mIHC) and immunofluorescent (mIF) assays will create a singular end-to-end commercial workflow, including reagents, staining, imaging, and analysis. Agilent and Akoya will partner to develop chromogenic and immunofluorescent multiplex assays that include spatial analysis for biopharma companies developing precision cancer therapeutics. Under a separate Value-Added Reseller agreement, Akoya Biosciences will distribute and resell Dako Omnis as a part of the end-to-end multiplex solution.

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

Our Growth Strategy

Our growth strategy includes the following key elements:

Enhance sales and marketing efforts to drive adoption of our solutions with new and existing customers. Our solutions enable researchers to map the distribution of key cell types and biomarkers in normal and disease tissue. In 2021, we commissioned a report of researchers and surveyed their views of and plans to invest in spatial biology platforms and solutions, and approximately 44% of respondents indicated that they intend to purchase a spatial platform. To capitalize on this opportunity to drive adoption of our platforms across the entire market, we intend to invest heavily to expand our sales and marketing organizations, increase the scale of our outbound marketing activities, invest in our commercial organization and deliver new, market-leading solutions to our customers. Sales productivity and output will be achieved by expanding our global team of dedicated regional instrument and reagents sales specialists, building an inside sales team and hiring additional dedicated scientific pre- and post-sales applications specialists. A key focus of the expanded applications specialists will be to drive further platform adoption and utilization within our existing customer base to increase our recurring proprietary reagent and software revenue. Application expansion, workflow improvements, the continued endorsement through peer-reviewed publications, a significant presence at trade conferences and an active digital platform are examples of key drivers of continued and growing market awareness and the expansion of our commercial footprint within new and existing customers.

Invest in new applications, content development and workflow improvements to drive pull through. Our research and development team is dedicated to continuously developing and improving our instruments, reagents menu, software solutions delivering a full end-to-end workflow and expanding our menu applications. Our instruments are designed to be used with our proprietary reagents. Currently, we offer an extensive menu of reagents, kits, antibodies and other consumables across our PhenoCycler (formerly CODEX) and PhenoImager (formerly Phenoptics) platforms. Researchers have the ability to choose a mixture of our products to customize and design panels to study their biomarkers of interest. As our research and development team identify and launch new applications and biomarker content, we expect to drive incremental pull-through revenue from existing and new customers. Similarly, our workflow improvements and the acceleration of data analysis through continued software advancements will further increase customers’ use of our platforms. We believe this incremental software revenue and consumable pull-through will help solidify our solutions with researchers and improve our recurring revenue base and margin profile.

Curation of analysis software partnerships to accelerate discovery by delivering cutting-edge digital pathology and bioinformatics solutions. We are focused on enabling rapid and advanced data analysis and visualization tools that accelerate the timeline from image acquisition to extracting biological meaning. Image and bioinformatics analysis needs differ across the spectrum from Discovery to Translational to Clinical applications, and it is increasingly clear that one analysis solution may not meet the needs of our entire install base. Therefore, we’ve partnered with leading digital pathology and analysis providers to create an ecosystem of leading tools for our customers. The ecosystem includes established digital pathology names like Indica Labs Inc. and Visiopharm A/S, who provide desktop image analysis tools with ML/AI capabilities for both PhenoCycler and PhenoImager data. The ecosystem also includes newer providers like Enable Medicine Inc., who provides a cloud-based platform for high-parametric analysis and data sharing for our PhenoCycler data. The ability to enable artificial intelligence methods will help solve the growing big data challenges associated with spatial biology and enable the accelerated development of even more advanced analysis methods, thereby increasing the speed of collaborations and biomarker discovery across laboratories. The ecosystem of analysis providers for our solutions will help increase further incremental use of our instruments and consumables.

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

Pressing Need for more Predictive Biomarkers in Immuno-Oncology

Over the last several years, immuno-oncology has been among the most active therapeutic areas at large pharmaceutical companies with an estimated market size of $60 billion in 2021 and over 5,000 active clinical trials. As a result, there has been a heightened focus and significant investment dedicated to the discovery of predictive biomarkers in immuno-oncology that provide more predictable measures of disease progression and response to therapy in the clinical setting. A recent research study, published in JAMA Oncology in 2019, assessed the probability of current biomarker technologies such as NGS, RNA analysis, standard histology and spatial phenotyping to predict patient response to immuno-therapies and found spatial phenotyping to be the superior method for biomarker analysis. In addition, the technology’s ability to monitor the physiological states of tumor cells over time, while maintaining integrity of the tissue, enables researchers to find correlations to drug resistance and tumor mutations, which could meaningfully facilitate the discovery and development of the next generation of cancer diagnostics and therapies.

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

PhenoCycler

Our PhenoCycler (formerly CODEX) instrument is a powerful, yet simple, compact bench-top fluidics system that integrates with a companion microscope to automate image acquisition. It provides a comprehensive spatial biology solution, converting our customer’s standard fluorescent microscope into an automated imaging system to produce ultra-high parameter multiplex images capable of providing in situ analysis at the cellular and subcellular scales. With over 300 biobanks around the world today, most of the researchers utilizing these biobanks are using inferior products, limiting discovery and spending valuable resources. Originally developed in the lab of Dr. Garry Nolan at Stanford University, The PhenoCycler instrument uses antibodies conjugated to a proprietary library of oligonucleotides called Barcodes. This enables customizable panels of greater than 70 antibodies to be combined for a single tissue staining reaction.

Not only is PhenoCycler a powerful tool for discovery, it is also highly intuitive and appeals to both novice and experts in the field of tissue analysis. The experimental workflow for PhenoCycler is summarized below.

PhenoImager

For a deeper understanding of disease and patient response to therapy in large scale studies, translational and clinical researchers need a robust and automated spatial biology solutions. Our PhenoImager (formerly Phenoptics) platform enables researchers to visualize, analyze, quantify and phenotype cells in situ, in fresh frozen or formalin-fixed paraffin-embedded (“FFPE”) tissue sections, and tissue microarrays (“TMAs”) utilizing an automated and high-throughput workflow. Proprietary multispectral imaging removes autofluorescence background and precisely measures fluorescent values for each biomarker with subcellular resolution, enabling researchers to capture the multiple interactions occurring between key biomarkers and cells. In contrast, inferior solutions on the market lack the necessary ability to precisely isolate and measure the different fluorescence channels due to color bleed. Users of our platform have confidence in the accuracy of the quantified interactions occurring in the biology of the cell. In addition, just as with PhenoCycler

(formerly CODEX), we offer a simple and easy workflow to stain, image and then analyze tissue samples for the high throughput translational and clinical applications.

●	The Akoya PhenoImager instruments product line is currently comprised of the following scanners: the Mantra 2 Quantitative Pathology Workstation, and two PhenoImager instruments, namely the PhenoImager Fusion, and PhenoImager HT (formerly Vectra Polaris) Automated Quantitative Pathology Imaging System. The PhenoImager Fusion is the most recent in this family of microscopes and represents our high-speed whole-slide scanner ideal for everyday use of 7-color imaging and easy integration with the PhenoCycler instrument to enable ultrahigh-plex imaging solution in the translational and clinical markets.
●	Mantra 2 Quantitative Pathology Workstation: The Mantra 2 Quantitative Pathology Workstation is a single slide manual microscope that incorporates multispectral imaging technology, image acquisition and analysis with the inForm software and can be used with a variety of reagents including Akoya’s Opal® reagent kits (as further described below). This instrument is compact and ideal for initial multispectral imaging for assay development prior to scale up on our PhenoImager HT and is easily integrated with our PhenoImager software.

●	PhenoImager Fusion: is an automated 4-slide microscope, that enables whole-slide, multispectral imaging (MSI) at single-cell resolution at unprecedented speed. Ideal for standard throughput and high-plex applications, the PhenoImager Fusion can function as a stand-alone ultrafast imager for spatial phenotyping applications or can be integrated with the PhenoCycler instrument (formerly CODEX) to form the PhenoCycler-Fusion System for spatial discovery at scale by providing significant improvements in the speed of the workflow.

PhenoImager Fusion (stand-alone) or Integrated into the PhenoCycler-Fusion System

●	PhenoImager HT (formerly Vectra Polaris) Automated Quantitative Pathology Imaging System: PhenoImager HT is our premier and most highly cited digital pathology imager featuring rapid whole-slide multispectral scanning of up to 7 colors (6 biomarkers) with an 80-slide capacity. Because of the proprietary optical components coupled to our reagents and software, it is uniquely able to accurately detect and measure weakly expressed and overlapping biomarkers within a single tissue section. It also supports multiple applications including Hematoxylin and Eosin (“H&E”), immunohistochemistry (IHC), mIF on fresh frozen or FFPE tissue section or TMA. The whole slide multispectral imaging capability creates a simpler, more robust workflow as fields of view do not need to be selected, eliminating selection bias and accelerating the time to result. The PhenoImager HT can also scan brightfield slides for downstream analysis, such as traditional DAB IHC, or scan regions of interest across a whole slide with up to 9 colors (8 biomarkers). The fully automated process provides a recorded whole slide scan, meaning no re-scans and eliminating redundant work.

Our Proprietary Reagents

PhenoCycler (formerly CODEX) Reagents

●	PhenoCycler Antibodies: We offer a rapidly growing menu of validated antibody content for use with PhenoCycler. Today, our menu includes over 70 unique antibodies validated for human FFPE tissue, human fresh frozen tissue, and/or mouse fresh frozen tissue.
●	PhenoCycler Antibody Conjugation Kit: We offer an antibody conjugation kit that allows customers to label their own proprietary antibodies of interest and modify them for use with PhenoCycler. The antibody conjugation kit can be used to add antibodies to existing content or develop entirely new content for new applications.
●	PhenoCycler Workflow Reagents: We provide the full suite of additional proprietary buffers and reagents needed as part of the full PhenoCycler workflow.

PhenoImager (formerly Phenoptics) Reagents

We offer a number of proprietary reagents required for the use of our platforms that are a key part of providing a seamless workflow solution to our customers. The PhenoImager Reagents portfolio includes the following:

PhenoCode™ Signature Panels and Reagents, Opal® and Tyramide Signal Amplification (TSA)-Based Detection Kits for Multiplexing, and Essentials for Staining.

●	PhenoCode Signature Panels and Reagents: The newest addition to the PhenoImager Reagents portfolio provides researchers with an off-the-shelf, customizable solution to answer the top five essential questions for interrogating the tumor microenvironment. In 2023, we plan to launch five pre-optimized panels that will consist of a five-plex base panel and one open position to add an additional biomarker of choice to the panel. Customers can choose from our menu of stand-alone antibodies or barcode their own antibody of interest for use in the open position of a PhenoCode Signature panel. Choice in utilizing our custom barcoding service or our catalog Antibody Conjugation Kit for PhenoCode Signature is provided if customers select to barcode their own antibody. Panels are designed to be used across a wide variety of human FFPE tissue types, providing an additional layer of flexibility for customers. PhenoCode Signature antibodies are provided barcoded, utilizing Akoya’s proprietary universal barcoding technology to overcome workflow hurdles associated with traditional multiplexed immunofluorescence (mIF) detection in FFPE tissue. Akoya’s Opal fluorescent dyes are included in each panel kit for high sensitivity detection; panels are compatible with PhenoImager HT and PhenoImager Fusion systems for downstream imaging.
●	Opal and TSA-Based Detection Kits: Opal-based detection kits are optimized for reliable spectral unmixing and offer a variety of multiplexing options to anyone performing standard immunohistochemistry (IHC). Researchers using our Opal and TSA-based dyes can select antibodies at-will to develop and optimize assays for specific mIF detection needs. We provide detection reagents for both automated and manual staining, including single dye reagent packs and pre-kitted options for multiplexing. Additionally, we offer 2 Opal-based pre-optimized panels for tissue-specific biomarker detection in human FFPE lung cancer and melanoma tissues. Both the lung cancer and melanoma six-plex panels include six ready-to-use, clinically-relevant antibodies and are compatible with automated staining followed by imaging on the PhenoImager HT or PhenoImager Fusion instruments.
●	Essentials for Staining: Akoya offers high quality, stand-alone reagents which are essential for Opal mIF staining, including antigen retrieval buffers, antibody blocking buffers to reduce non-specific binding and secondary antibodies.

Our Software Services

We offer an ecosystem of different software options, both internal and through partnerships for our solutions to provide customers with the flexibility and ability to perform their desired work.

Analysis Software Partnerships Ecosystem

●	Visiopharm A/S: A leading digital pathology analysis provider that specializes in AI deep learning tissue analysis. It is the recommended solution for users that require on-prem software deployment and high image analysis capabilities.
●	Indica Labs Inc.: Indica’s HALO platform is a recognized and established brand in digital pathology. HALO is Indica’s on-prem analysis solution, and HALO AP is their cloud-based platform for streamlined pathology workflow and laboratory information management system integration. It is the recommended solution for PhenoImager clinical workflows.
●	PathAI, Inc.: PathAI is an AI-powered, pathology analysis services provider for our PhenoImager HT data. It is used in ABS projects for clinical spatial signature discovery, targeted primarily at translational or in vitro diagnostic (“IVD”) analysis for biopharma.
●	Enable Medicine Inc.: The Enable Platform is a subscription cloud-based platform for high-parametric image analysis and bioinformatics. It is the recommended cloud offering for PhenoCycler workflows.
●	OracleBio Limited: OracleBio is a leading analysis services provider that is well-versed with commercial solutions like Visiopharm and HALO to perform data analysis for biopharma customers for both research use only (“RUO”) and clinical spaces.

Internal Analysis Software

●	inForm Tissue: A patented automated image analysis software package for accurately visualizing and quantifying biomarkers in tissue sections. Our software can be tailored to enable biomarker analysis in both solid tissues and TMAs from H&E, multiplexed IHC, and multiplexed immunofluorescence data. The automated, trainable algorithms permit detection, cell and tissue segmentation and identification of multiple markers within a sample. Once trained, inForm will locate and analyze user-specified regions automatically across an entire image or multiple images. Large numbers of images can be rapidly batch processed, allowing analysis that might have taken days to be done in a matter of minutes.
●	phenoptr & phenoptrReports: Additional software to enhance the experience with our platforms. Phenoptr provides functions that consolidate and analyze output tables created by inForm software, while phenoptrReports generates shareable reports and visualizations based on the phenoptr output in an intuitive front-end GUI.

Our Biopharma Services

Our contract research services laboratory, which we call Advanced Biopharma Solutions (“ABS”), enables biopharma clients to access the PhenoImager (formerly Phenoptics) platform in a fee-for-service model to support the discovery and validation of predictive biomarkers to elucidate drug mechanism of action, better understand the underlying biology of disease in translational research studies and perform patient stratification and selection. The services we offer span the entire PhenoImager workflow and include sample preparation, tissue staining, tissue imaging, image analysis pathological review and reporting. Our ABS lab leverages tissue autostainers, the PhenoImager HT (formerly Vectra Polaris) and our proprietary software to provide automation across the entire workflow. Our strategic focus is partnering with top biopharma companies on clinical trials and retrospective and prospective clinical studies. Ongoing expansion of this business and progression of our partnerships to later stage clinical trials may ultimately lead to companion diagnostic partnerships with these top biopharma companies. Our ABS laboratory, based in Marlborough, Massachusetts is certified through the Clinical Laboratory Improvement Amendments (“CLIA”) program. This certification enables our ABS lab to support later stage clinical trial studies with our biopharmaceutical partners. CLIA certification affirms that our ABS lab processes and services operate under high quality standards and provides a framework for assay development and validation that consistently meets guidelines for accuracy, precision, specificity, sensitivity, and reproducibility. This milestone is an important step towards advancing the company’s platforms toward clinical use. It further positions us as an attractive partner for biopharmaceutical companies seeking to incorporate our ground-breaking spatial biology technologies into their clinical research, most notably in the expanding field of cancer immunotherapy.

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

Distribution to customers generally occurs from the manufacturing location. We manufacture one sub-assembly related to the Phenoptics (now rebranded as PhenoImager) instruments in our Marlborough, MA facility. Inventory is generally held at the contract manufacturer locations, at a third-party warehouse in Massachusetts, or at our warehouse in Marlborough.

Employees

As of December 31, 2022, we had 369 employees, including 107 in research and development, 151 in sales, marketing, support, business development, and field service support, 76 in general and administrative and 35 in contract research and manufacturing. None of our United States employees are represented by a labor union or covered under a collective bargaining agreement and we consider our relationship with our employees to be positive.

Facilities

Our corporate headquarters, research and development facilities and manufacturing and distribution centers are located in Marlborough, Massachusetts and Menlo Park, California, where we lease in aggregate approximately 80,968 and 20,675 square feet of space, respectively, under leases expiring between December 31, 2023 and March 1, 2030. We do not own any real property and believe that our current facilities, together with our global headquarters and research and development center, are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

We offer technology, products, and services directly to our customers or on a contractual basis to a broad range of customers in the life sciences industry. Our customers may themselves be directly regulated by the FDA, the Centers for Medicare & Medicaid Services under CLIA, or similar foreign or state regulatory authorities.

We market certain of our products under the FDA exemptions applicable to RUO IVD products. To qualify for this exemption from the otherwise applicable FDA medical device requirements, IVDs must either themselves be in the laboratory research stage of development; or be instruments, systems, or reagents that are labeled for RUO and intended for use in the conduct of nonclinical laboratory research with goals other than the development of a commercial IVD product, i.e., these products are used to carry out research and are not themselves the object of the research. To make clear that these products are exclusively for research purposes, the FDA requires them to include labeling that is prominently placed to state: “For Research Use Only. Not for use in diagnostic procedures.” RUO products include those intended for use in discovering and developing medical knowledge related to human disease and conditions. For example, instruments and reagents intended for use in research attempting to isolate a gene linked with a particular disease may be labeled for RUO when such instruments and reagents are not intended to produce results for clinical use. FDA guidance describes the agency’s position on RUOs, including labeling and distribution expectations to remain consistent with RUO status. FDA has advised that it will evaluate the totality of the circumstances to determine if it agrees a product is RUO.

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

Our ABS laboratory located in Marlborough, Massachusetts is CLIA certified. CLIA establishes rigorous quality standards for all laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of, or assessment of health. Clinical laboratories must obtain a CLIA certificate based on the complexity of testing performed at the laboratory, such as a Certificate of Compliance for high-complexity testing. CLIA also mandates compliance with various operational, personnel, facilities administration, quality and proficiency requirements, intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. Compliance is subject to verification through inspections and audits.

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

Our key tissue labeling technology CODEX® (now rebranded as PhenoCycler®) originated in the laboratory of Professor Garry P. Nolan at Stanford, who is a board member. Two families of patents covering this technology are exclusively licensed from Stanford.

The first patent family generally covers the “CODEX 1” labeling technology in which an antibody conjugated to an oligonucleotide barcode binds to a target in a tissue sample, and extension of a primer hybridized to the barcode generates a molecular reporter that emits a detectable fluorescent signal. The patent family covering the CODEX 1 technology includes patents directed to compositions generated by use of the CODEX 1 technology as well as methods of using the CODEX 1 technology. Patents directed to the methods of using the CODEX 1 technology include U.S. patents (expiring in 2034-2036) and European patents (expiring in 2035) in Germany, France, United Kingdom and Sweden. The patent directed to the compositions generated by use of the CODEX 1 technology is a U.S. patent expiring in 2034. The second patent family generally covers the “CODEX 2” labeling technology in which an antibody conjugated to an oligonucleotide binds to a target in a tissue sample, and a second oligonucleotide conjugated to a dye hybridizes to the first oligonucleotide to generate a fluorescent molecular reporter. The patent family covering the CODEX 2 technology includes a U.S. patent directed to methods of using the CODEX 2 technology, which expires in 2037.

Our key tissue imaging technology Phenoptics® (now rebranded as PhenoImager®) originated at Cambridge Research and Instrumentation Inc, (“Cambridge Research”), a company that was later acquired by Caliper Life Sciences, Inc. (“Caliper Life Sciences”). Caliper Life Sciences was subsequently acquired by PKI. We purchased key patent assets covering this technology from PKI, Cambridge Research and Instrumentation and Caliper Life Sciences, Inc., and also licensed certain supplemental patents from PKI, Cambridge Research and Instrumentation and VisEn Medical Inc. Some of the supplemental patents are exclusively licensed and others are non-exclusively licensed.

The PhenoImager® technology is embodied in the Mantra 2 Quantitative Pathology Workstation, the Vectra 3 Automated Quantitative Pathology Imaging System, the PhenoImager® Fusion System, and the PhenoImager® HT Automated Quantitative Pathology Imaging System, and in the inForm® Tissue software that is supplied as part of these systems and is also available independently. Each of the above systems is a complex combination of imaging components, sample and reagent handling components, and proprietary software. Components of these systems and software that are protected by specific issued U.S. and foreign utility patents include, as of December 31, 2022:

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

As of December 31, 2022, our owned patent assets included approximately 20 issued U.S. patents, 13 pending U.S. patent applications (including one U.S. provisional patent application), 51 granted patents in foreign jurisdictions (including Austria, Canada, China, the European Patent Office (the “EPO”), France, Germany, Ireland, India, Italy, Japan, Switzerland, and the United Kingdom), 21 pending patent applications in foreign jurisdictions and five pending Patent Cooperation Treaty applications.

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

We also seek to protect our brands through registration of trademark rights. As of December 31, 2022, we owned approximately 13 registered trademarks in the United States, 15 registered foreign trademarks, and five pending U.S. trademark applications. Our registered trademarks and pending trademark applications include trademarks and pending trademark applications for The Spatial Biology Company, Motif, Akoya Biosciences, CODEX, Opal, Vectra, Proxima, The Spatial Biology Solution, The Spatial Biology Platform, The Spatial Biology Solution, PhenoCycler, PhenoCode, PhenoStainer, and PhenoImager, and our logos for Akoya Biosciences, CODEX, and inForm.

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

We made one-time upfront payments of $50,000 in connection with the initial execution of the agreement and $13,000 in connection with executing the amendment. We also granted to Stanford 213,333 shares of our non-voting common stock. We are also required to pay Stanford annual license maintenance fees in the mid-five figures. We further agreed to make one-time milestone payments (i) at issuance of the first licensed patent included in the original 2015 agreement, (ii) at issuance of the first licensed additional patent included in the 2016 amendment to the agreement, (iii) at the issuance of the first licensed additional patent included in the 2021 amendment to the agreement, (iv) upon the first sale of a Stanford Licensed Product covered by the additional licensed patents included in the 2021 amendment to the agreement and (v) upon the sale of more than $500,000 of Stanford Licensed Products in a calendar year. The aggregate amount of these milestone payments is $120,000. We also agreed to make a payment of $10,000 as an execution fee for the 2021 amendment to the agreement. We are also obligated to pay Stanford a low single-digit percentage royalty on net sales of Stanford Licensed Products and a portion of any of our sublicensing income.

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

PerkinElmer Heath Sciences, Inc., Cambridge Research & Instrumentation, Inc., and VisEn Medical Inc.

In September 2018, in connection with the acquisition of the Quantitative Pathology Solutions (“QPS”) technology from PKI, we entered into a license and royalty agreement with PKI, Cambridge Research, and VisEn Medical Inc., or, collectively, the Licensor, pursuant to which the Licensor granted us an exclusive, nontransferable, sublicensable (subject to certain conditions), worldwide license within certain fields of use under certain patent rights and know-how owned by the Licensor to make, use, and sell products within such fields of use, as well as a similar, non-exclusive license under certain other patent rights. The licensed patents relate to methods and systems for analyzing biological samples, and in particular, slide-mounted tissue samples.

We agreed to pay the Licensor royalties ranging from 1.0% to 7.0% on net sales of products covered by either license on a decreasing schedule that ends upon the expiration of the last valid claim of the licensed patents, at which point the agreement shall terminate and our rights and licenses thereunder shall survive on a fully-paid up, royalty-free basis. The last licensed patent is set to expire in 2036. Neither we nor the Licensor has the right to terminate the agreement prior to such expiration.

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

We have incurred significant losses since our inception. For the years ended December 31, 2022 and 2021, we incurred net losses of $70.6 million and $42.9 million, respectively. As of December 31, 2022, we had an accumulated deficit of $166.7 million. We expect that our operating expenses will continue to increase as we grow our business and will also increase as a result of our becoming a public company. Since our inception, we have financed our operations primarily from private placements of our convertible preferred stock, the incurrence of indebtedness, the sale of our common stock in our IPO, and to a lesser extent, revenue derived from our PhenoCycler (formerly CODEX) and PhenoImager (formerly Phenoptics) platforms. We have devoted substantially all of our resources to the development and commercialization of our PhenoCycler and PhenoImager platforms and to research and development activities related to advancing and expanding our scientific and technological capabilities. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance.

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

We made our first commercial sale of PhenoCycler in the United States in January 2019, and we began selling PhenoImager instruments in October 2018 following our acquisition of this product line from PKI. We currently generate the majority of our revenue from the sale of our PhenoCycler and PhenoImager platforms, reagents and instrument services. Direct sales of PhenoCycler and PhenoImager platforms and consumables together accounted for 76% and 78% of our revenue for the years ended December 31, 2022 and 2021, respectively. We expect that, for at least the foreseeable future, direct sales of our PhenoCycler and PhenoImager platforms and consumables will continue to account for a substantial portion of our revenue while we develop additional products for our spatial biology platforms. As technologies change in the future for research equipment in general and in spatial biology specifically, we will be expected to upgrade or adapt our products in order to keep up with the latest technology and there can be no assurance we will be able to do so. Our sales expectations are based in part on the assumption that our platforms will continue to gain market acceptance as spatial biology becomes more accepted which in turn will increase the associated purchases of our consumables. If sales of our platforms fail to materialize so will the related consumable sales and associated revenue. If our PhenoCycler and PhenoImager platforms fail to achieve sufficient market acceptance or sales of our consumables decrease, our revenue could be materially and adversely impacted.

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

Our instruments are sold with a twelve-month warranty. We offer our customers the option to purchase extended warranty and service programs for regular system maintenance and system optimization on a fixed fee basis. We generally recognize revenue from our first-year warranty, extended warranty and service contracts ratably over the contract term, which is typically twelve months, which could in some cases be subject to an early termination right. Revenue from our first-year warranty, extended warranty and service contracts accounted for 11% and 12% of our revenue for the years ended December 31, 2022 and 2021, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to extended warranty and service contracts entered into during previous quarters. Consequently, a decline in new or renewed extended warranty and service contracts by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Our customers include biopharmaceutical companies and academic and clinical institutions. Many factors, including public policy spending priorities, available resources and internal budgets and product and economic cycles, including inflationary pressures, have a significant effect on the capital spending policies of these entities. Fluctuations in the research and development budgets of our customers could have a significant effect on the demand for our products. Our customers determine their research and development budgets based on several factors, including the need to develop new products, continued availability of governmental and other funding, competition and the general availability of resources. If their research and development budgets are reduced, the impact could adversely affect our business, financial condition, results of operations and prospects.

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

We may need to raise additional capital to fund our existing operations, improve our platform or develop and commercialize new products and technologies, or expand our operations.

Based on our current business plan, we believe our current cash, cash equivalents, and marketable securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months. If our available cash resources and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our products or the realization of other risks described in this Annual Report on Form 10-K, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third-party funding or seek other debt financing.

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

In October 2020, we entered into a credit and security agreement with Midcap Financial Trust, (the “Lender”) pursuant to which the Lender agreed to provide us a $37.5 million credit facility (the “Midcap Trust Term Loan”).

On March 21, 2022, we entered into Amendment No. 1 to the Midcap Trust Term Loan, which amended certain provisions to permit certain additional debt and capital leases.

On June 1, 2022, we entered into Amendment No. 2 (“Amendment No. 2”) to the Midcap Trust Term Loan, which permitted the draw of a second tranche of $10.0 million, which was drawn on June 1, 2022. Additionally, the amendment provides us with a new third tranche pursuant to which we may draw $10.0 million any time after September 30, 2022 until September 30, 2023. The amendment also delayed the amortization start dates for the outstanding loan amounts from November 1, 2023 until April 1, 2025, at which point we will repay the principal amounts in seven equal monthly installments until the maturity date. Finally, Amendment No. 2 amended the interest rate payable on the term loan to apply an interest rate equal to the Secured Overnight Financing Rate (“SOFR”) rate (with a floor of 1.61448%) plus 6.35%. Substantially all other terms and conditions, and covenants of the credit agreement remain unchanged. In connection with Amendment No. 2, the Company agreed to pay a $75.0 thousand commitment fee as well as a 0.25% fee upon the funding of each of the second tranche and third tranche amounts. On September 30, 2022, the Company drew the third tranche of $10.0 million related to Amendment No. 2.

On November 7, 2022, we entered into Amendment No. 3 (“Amendment No. 3”) to the Midcap Trust Term Loan, which permitted the draw of two additional tranches, each totaling $11.25 million, the first of which was drawn on November 7, 2022. The remaining tranche will become available for draw after June 30, 2023 but before December 31, 2023, and is subject to us achieving certain trailing twelve month revenue targets. The amendment also delayed the amortization start dates for the outstanding loan amounts from April 1, 2025 until December 1, 2025 (subject to further extension upon certain conditions), at which point we will repay the principal amounts in equal monthly installments until the new maturity date of November 1, 2027, which was extended pursuant to Amendment No. 3. In addition, Amendment No. 3 amended the interest rate payable on the term loan to apply an interest rate equal to the SOFR rate (with a floor of 2.50%) plus 6.80%, and reset the call protection to begin as of November 7, 2025. Finally, Amendment No. 3 provides for a commitment fee of $74 thousand payable on November 7, 2022 on the new tranche amounts and an exit fee of 4.75%. Substantially all other terms and conditions, and covenants of the credit agreement remain unchanged.

We have drawn $63.75 million as of December 31, 2022, subject to our compliance with the covenants contained in the Midcap Trust Term Loan. Until we have repaid such indebtedness, the Midcap Trust Term Loan subjects us to various customary covenants, including requirements as to financial reporting, liquidity ratios and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or make other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into certain in- bound licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. In particular, we are subject to a minimum revenue financial covenant measuring our last twelve months trailing revenue, tested on a monthly basis. Our business may be adversely affected by these restrictions.

We are permitted to make interest only payments on the Midcap Trust Term Loan through November 2025, at which time principal payments begin. However, we may be required to repay the outstanding indebtedness if an event of default occurs under the Midcap Trust Term Loan. An event of default will occur if, among other things, we fail to make required payments under the Midcap Trust Term Loan; we breach any of our covenants under the credit and security agreement, subject to specified cure periods with respect to certain breaches; the Lender determines that a material adverse change (as defined in the credit and security agreement) has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the third-party to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In such a case, we may be required to delay, limit, reduce or terminate our product development or operations or grant to others rights to develop and market products that we would otherwise prefer to develop and market ourselves. The Lender could also exercise its rights as secured lender to take possession of and to dispose of the collateral securing the Midcap Trust Term Loan, which collateral includes substantially all of our property. Our business, financial condition, results of operations and prospects could be materially adversely affected as a result of any of these events.

Our actual operating results may differ significantly from any operating guidance we may provide.

From time to time, we may release guidance in our quarterly or annual earnings conference calls, quarterly or annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which will include forward-looking statements, will be based on projections prepared by our management. These projections may not be prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, (the “AICPA”), and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person will express any opinion or any other form of assurance with respect to the projections.

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

Since our inception in 2015, we have experienced rapid growth and anticipate further growth in our business operations. Our growth between 2015 and 2022 has required significant time and attention from our management, and placed strains on our operational and manufacturing systems and processes, financial systems and internal controls and other aspects of our business. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified scientists, engineers, laboratory personnel, client and account services personnel and sales and marketing staff and improve and maintain our technology to properly manage our growth. We may also need to hire, train and manage individuals with expertise that is separate, supplemental or different from expertise that we currently have, and accordingly we may not be successful in hiring, training and managing such individuals. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed.

Developing and launching new products and innovating and improving our existing products have required us to hire and retain additional scientific, engineering, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth since our inception in 2015 with 369 employees as of December 31, 2022. As we have grown, our employees have become more geographically dispersed. We currently serve customers located in more than 35 countries and plan to continue to expand to new international jurisdictions as part of our growth strategy, which will lead to increased dispersion of our employees, including sales employees and employees who are in our service and support groups. Our management and other personnel devote a substantial amount of time towards maintaining compliance with the requirements of being a public company. We may also face challenges integrating, developing and motivating our rapidly growing and increasingly dispersed employee base.

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

Although we take reasonable measures to protect critical information and other data from unauthorized access, acquisition, use or disclosure, our information technology and infrastructure and that of our service providers handling and storing information on our behalf may be vulnerable to a variety of disruptions, including data breaches, attacks by hackers and other malicious third parties (including the deployment of computer viruses, malware, ransomware, denial-of-service attacks, social engineering, and other events that affect service reliability and threaten the confidentiality, integrity, and availability of information), unauthorized access, natural disasters, fires, terrorism, war, telecommunications or electrical interruptions or failures, employee error or malfeasance or other malicious or inadvertent disruptions. In particular, the risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We have in the past, and may in the future, experience such cybersecurity threats. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. Because the techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates or terrorist organizations, we and our services providers and other partners may be unable to anticipate these techniques or implement adequate preventative measures. Further, we do not have any control over the operations of the facilities or technology of third parties that collect, process and store sensitive information on our behalf. Any unauthorized access or acquisition, breach, or other loss, of information could result in legal claims or proceedings, and liability under U.S. federal or state, or non-U.S., laws regarding the privacy and protection of information, including personal information, and could disrupt our operations and harm our reputation. In addition, notice of breaches may be required to affected individuals, regulators, credit reporting agencies or the media. Any such publication or notice could harm our reputation and our ability to compete. The financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above.

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

The COVID-19 pandemic, including the spread of variants, continues to evolve, and to date has led to the implementation of various containment efforts. While conditions have improved, the impact of this pandemic has been and may continue to be extensive in many aspects of society. In the event that government authorities were to further modify current restrictions, our employees conducting research and development or manufacturing activities may not be able to access our laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

The COVID-19 pandemic created many negative headwinds that presented risks to our business and results of operations. For example, the COVID-19 pandemic generally disrupted the operations of our customers and prospective customers, and a resurgence of the COVID-19 pandemic, or a similar public health crises, may in the future disrupt their operations, including as a result of laboratory closures, travel restrictions and/or business shutdowns, uncertainty in the financial markets or other harm to their business and financial results. These disruptions have in the past and could in the future cause reduced capital spend by our existing customers and potential new customers, which has in the past and could in the future negatively impact our instrument and consumables sales. Disruptions from public health crises like COVID-19 could result in further reductions to capital expenditure budgets, delayed purchasing decisions, longer sales cycles, extended payment terms or missed payments, and postponed or canceled projects, any of which would negatively impact our business and operating results, including sales and cash flows. We do not yet know the net impact that the COVID-19 pandemic may have on our business and cannot guarantee that it will not be materially negative. The future development of the COVID-19 pandemic, or similar public health crises, could also exacerbate the severity of the other risks disclosed herein.

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

Unfavorable U.S. or global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and financial markets. Changes in these economic conditions can arise suddenly, such as in the case of the recent rise in inflation. A rise in inflation could result in higher cost of goods sold and higher operating expenses. A severe or prolonged economic downturn, as result of a global pandemic or otherwise, could result in a variety of risks to our business, including weakened demand for our products and services and our ability to raise additional capital when needed. A weak or declining economy could strain our customers and suppliers, possibly resulting in supply disruption, or cause delays in their payments to us. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Some of our patents and patent applications may in the future be co -owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-

owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could harm our business, financial condition and results of operations.

Additionally, we may find it necessary or prudent to acquire or obtain licenses from third-party intellectual property holders. However, we may be unable to acquire or secure such licenses to any intellectual property rights from third parties that we identify as necessary for our products or any future products we may develop. The acquisition or licensing of third-party intellectual property rights is a competitive area, and our competitors may pursue strategies to acquire or license third-party intellectual property rights that we may consider attractive or necessary. Our competitors may have a competitive advantage over us due to their size, capital resources and greater development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to acquire or license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have not yet registered certain of our trademarks in all of our potential markets, although we have registered 13 trademarks in the United States as well as certain of our trademarks outside of the United States. If we apply to register these trademarks in other countries, and/or other trademarks in the United States and other countries, our applications may not be allowed for registration in a timely fashion or at all; and further, our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings have been, or may in the future be, filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. In addition, third parties may file first for our trademarks in certain countries. If they succeed in registering such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products and technologies in those countries. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could harm our business, financial condition, results of operations and prospects. Over the long-term, if we are unable to establish name recognition based on our trademarks, then our marketing abilities may be materially adversely impacted.

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

We may remain an “emerging growth company” until the fiscal year-end following the fifth anniversary of the completion of our initial public offering, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1.235 billion in annual revenue in any fiscal year, (ii) the date on which we are deemed to be a large accelerated filer under the rules of the SEC or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period.

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

Our officers, directors and principal stockholders each holding more than 10% of our common stock, collectively control approximately 53.7% of our outstanding common stock as of December 31, 2022. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters, research and development facilities and manufacturing and distribution centers are located in Marlborough, Massachusetts and Menlo Park, California, where we lease in aggregate approximately 80,968 and 20,675 square feet of space, respectively, under leases expiring between December 31, 2023 and March 1, 2030. We do not own any real property and believe that our current facilities, together with our global headquarters and research and development center, are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

Holders of Our Common Stock

As of February 28, 2023, there were approximately 34 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers or held by other “nominees.” The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders (“2023 Proxy Statement”) and is incorporated herein by reference.

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

For the years ended December 31, 2022 and 2021, revenue from North America accounted for approximately 56% and 51% of our revenue, respectively.

As of December 31, 2022, we employed a commercial team of 151 employees, including many with significant industry and technical experience. This total includes field instrument service personnel whose salaries and other personnel costs are classified in cost of goods sold in our consolidated statements of operations. We follow a direct sales model in North America and EMEA, while selling through third-party distributors and dealers in APAC.

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

As of the date of this Annual Report on Form 10-K, we have financed our operations primarily from the issuance and sale of convertible preferred stock, borrowings under our long-term debt agreement, and our IPO. We have incurred net losses in each year since our inception in 2015. Our net losses were $70.6 million and $42.9 million for the years ended December 31, 2022 and 2021, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Drive incremental pull through

We believe that expansion of our installed base to new and existing customers will drive an increase in our recurring reagent and instrument service revenue. In addition, as our research and development team identifies and launches new applications and biomarker targets, we expect to increase incremental pull through on our existing and new instrument installed base. Recurring revenue was 35% and 38% for the years ended December 31, 2022 and 2021, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our installed base expands, we expect recurring revenue on an absolute basis to increase and become an increasingly important contributor to our revenue.

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

During the years ended December 31, 2022 and 2021, our instrument placements were as follows:

	Year ended
	December 31,
	2022	2021
Instrument Placements:	237	147

Our instruments are sold globally to leading biopharma companies and top research institutions and medical centers. Our quarterly instrument placements fluctuate considerably from period-to-period due to the type and size of our customers and their procurement and budgeting cycles. We expect continued fluctuations in our quarterly period-to-period number of instrument placements.

We believe our instrument placements is an important metric to measure our business because the number of new placements is driven by our ability to secure new customers and to increase adoption of our PhenoCycler and PhenoImager platforms as well as provide insights into anticipated recurring revenue for consumables and instrument services.

Components of results of operations

Revenue

Product Revenue

We generate product revenue from the sale of our instruments, consumables and software products. Instrument sales accounted for 67% and 65% of product revenue for the years ended December 31, 2022 and 2021, respectively. Consumables revenue accounted for 32% and 32% of product revenue for the years ended December 31, 2022 and 2021, respectively.

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

During the years ended December 31, 2022 and 2021, respectively, our revenue was comprised of the following sources:

	Year ended
	December 31,
($ in thousands)	2022	2021
Revenue:
Product revenue	$57,650	$44,477
Service and other revenue	17,209	10,440
Total revenue	$74,859	$54,917

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

Gross profit was $43.4 million compared to $34.2 million for the years ended December 31, 2022 and 2021, respectively.

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

Selling, general and administrative. Our selling, general and administrative expenses primarily consist of salaries and benefits for employees in our executive, accounting and finance, legal expenses related to intellectual property, sales and marketing, operations, and human resource functions as well as professional services fees, such as consulting, audit, tax and legal fees, general corporate costs, commercial sales functions, marketing, travel expenses, facilities, and IT. We expect that our sales, general and administrative expenses will continue to increase in absolute dollars, primarily due to increased headcount to support anticipated growth in the business and due to incremental costs associated with operating as a public company. Additionally, we expect an increase in absolute dollars as we expand our commercial sales, marketing and business development teams, increase our presence globally and increase marketing activities to drive awareness and adoption of our platform. We expect these expenses to vary from period to period as a percentage of revenue.

Change in fair value of contingent consideration. On September 28, 2018, the Company acquired substantially all the assets of the QPS division of PKI. As part of the acquisition, on September 28, 2018, the Company entered into a License Agreement with PKI. Under the terms of the License Agreement, the Company agreed to pay PKI certain royalties as a percentage of future sales of products from the QPS division, in exchange for a perpetual license of the right to produce and sell QPS products. This contingent consideration is subject to remeasurement.

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

Gain on extinguishment of debt. Gain on extinguishment of debt relates to forgiveness of our Payroll Protection Program loan, (the “PPP Loan”).

Interest income. Interest income consists of interest earned on cash, cash equivalents, and marketable securities.

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

Results of operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in the Annual Report on Form 10-K. The following tables set forth our results of operations for the periods presented:

	Year ended
	December 31,
($ in thousands)	2022	2021
Product revenue	$57,650	$44,477
Service and other revenue	17,209	10,440
Total revenue	74,859	54,917
Cost of goods sold:
Cost of product revenue	20,947	14,471
Cost of service and other revenue	10,522	6,228
Total cost of goods sold	31,469	20,699
Gross profit	43,390	34,218
Operating expenses:
Selling, general and administrative	79,653	51,016
Research and development	23,211	15,701
Change in fair value of contingent consideration	(102)	2,073
Depreciation and amortization	6,734	4,726
Total operating expenses	109,496	73,516
Loss from operations	(66,106)	(39,298)
Other income (expense):
Interest expense	(4,554)	(3,115)
Change in fair value of warrant liability	—	(2,728)
Gain on extinguishment of debt	—	2,476
Interest income	777	91
Other expense, net	(635)	(501)
Loss before benefit (provision) for income taxes	(70,518)	(43,075)
Benefit (provision) for income taxes	(123)	140
Net loss	$(70,641)	$(42,935)

Comparison of the years ended December 31, 2022 and 2021

Revenue

	Year ended
	December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Product revenue	$57,650	$44,477	$13,173	30%
Service and other revenue	17,209	10,440	6,769	65%
Total revenue	$74,859	$54,917	$19,942	36%

Product revenue increased by $13.2 million, or 30%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily driven by a $9.9 million increase in instrument revenue resulting from 237 new system placements during the year ended December 31, 2022, compared to 147 new system placements for the year ended December 31, 2021, and a $4.1 million increase in consumable revenue resulting from a larger installed base of 934 systems as of December 31, 2022, as compared to 697 systems as of December 31, 2021.

Service and other revenue increased by $6.8 million, or 65%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily due to an increase relating to lab services operations, revenue generated from companion diagnostic development, and other immaterial changes.

Costs of Goods Sold, Gross Profit and Gross Margin

	Year ended
	December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Cost of product revenue	$20,947	$14,471	$6,476	45%
Cost of service and other revenue	10,522	6,228	4,294	69%
Total cost of goods sold	$31,469	$20,699	$10,770	52%
Gross profit	$43,390	$34,218	$9,172	27%
Gross margin	58%	62%

Cost of product revenue increased by $6.5 million, or 45%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in cost of product revenue was primarily driven by costs associated with increased instrument and consumable sales. Cost of service and other revenue increased by $4.3 million, or 69%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily due to increases in costs for lab services driven by an increase in activity, as well as an increase in extended warranty costs as there were higher customer renewals due to the maturity of the installed base. Additionally, a $0.4 million reduction to cost of goods sold in the year ended December 31, 2021 was recorded, which was associated with the employee retention credit.

Gross profit increased by $9.2 million, or 27%, and gross margin decreased by 4% for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decline in gross margin was primarily due to the costs increases noted above, which includes the impact of inflationary cost pressures, as well as promotional pricing offered during the launch of the Fusion instrument.

Operating Expenses

Selling, General and Administrative

	Year ended
	December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Selling, general and administrative	$79,653	$51,016	$28,637	56%

Selling, general and administrative expense increased by $28.6 million, or 56%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was partially due to $20.4 million in personnel-related expenses due to an increase in headcount to support the growth in overall operations subsequent to the IPO, net of the impact of the employee retention credit of $2.6 million recognized during 2021. Additionally, there was a $2.7 million increase in professional fees and other third-party fees, which are largely incremental costs of operating a public company, including increased marketing, legal, accounting, insurance, and other consulting costs. Remaining increases are due to higher costs in recruiting, facilities, supplies, software licenses and subscriptions, and other related costs.

Research and development

	Year ended
	December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Research and development	$23,211	$15,701	$7,510	48%

Research and development expense increased by $7.5 million, or 48%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily due to a $5.1 million increase in personnel- related expenses due to an increased headcount, net of the impact of the employee retention credit of $1.3 million recognized in 2021. Additionally, there was a $1.8 million increase in third-party consulting and lab supplies consumed as research and development efforts ramped up subsequent to the IPO.

Change in fair value of contingent consideration

	Year ended
	December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Change in fair value of contingent consideration	$(102)	$2,073	$(2,175)	(105)%

Change in fair value of contingent consideration decreased by $2.2 million, or 105%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, due to current period remeasurement.

Depreciation and amortization

	Year ended
	December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Depreciation and amortization	$6,734	$4,726	$2,008	42%

The $2.0 million increase in depreciation and amortization expense was primarily related to an increase in property and equipment as of December 31, 2022, as compared to December 31, 2021.

Interest expense

	Year ended
	December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Interest expense	$4,554	$3,115	$1,439	46%

Interest expense increased by $1.4 million, or 46%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily due to increased debt levels in 2022 as compared to 2021.

Change in fair value of warrant liability

	Year ended
	December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Change in fair value of warrant liability	$—	$2,728	$(2,728)	100%

Change in fair value of warrant liability decreased by $2.7 million, or 100%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. In connection with the IPO, this warrant was adjusted to become a warrant to purchase shares of our common stock and met the criteria to be classified within stockholders’ equity; therefore, the warrant is no longer subject to liability accounting, and thus no further remeasurement.

Gain on extinguishment of debt

	Year ended
	December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Gain on extinguishment of debt	$—	$2,476	$(2,476)	(100)%

Gain on extinguishment of debt decreased by $2.5 million, or 100%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, due to forgiveness of the PPP Loan in the second quarter of 2021.

Interest income

	Year ended
	December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Interest income	$777	$91	$686	754%

Interest income increased by $0.7 million, or 754%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, due to higher interest rates earned on cash, cash equivalents, and marketable securities.

Other expense, net

	Year ended
	December 31,		Change
($ in thousands, except percentages)	2022	2021	Amount	%
Other expense, net	$635	$501	$134	27%

Other expense, net increased by $134 thousand for the year ended December 31, 2022, compared to the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had approximately $81.2 million in cash, cash equivalents, and marketable securities.

Since our inception, we have experienced losses and negative cash flows from operations, and incurred a consolidated net loss of $70.6 million for the year ended December 31, 2022 and had an accumulated deficit of $166.7 million as of December 31, 2022. We have historically relied on equity and debt financings to fund our operations to date. We may in the future sell shares of our common stock pursuant to the Equity Distribution Agreement or draw the remaining tranche pursuant to Amendment No. 3 to the Midcap Trust Term Loan to help fund our operations.

We expect to incur additional operating losses in the foreseeable future as we continue to invest in the research and development of our product offerings, commercialize and launch platforms, and expand into new markets. Based on our current business plan, we believe the net proceeds from the IPO, together with our existing cash, cash equivalents, marketable securities and anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months following the date of the filing of this Annual Report on Form 10-K.

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

Convertible preferred stock financings

Through December 31, 2022, we have raised a total of $60.5 million from the issuance and sale of convertible preferred stock, net of costs associated with such financings. Most recently, in 2019 we issued shares of Series D convertible preferred stock for gross proceeds of $25.0 million. All preferred stock converted to common stock immediately prior to our IPO.

Payroll Protection Program loan

During April 2020, we received a $2.48 million small business loan under the Payroll Protection Program, part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan was forgiven in full in June 2021.

Midcap Trust Term Loan

In October 2020, we entered into the Midcap Trust Term Loan for a $37.5 million credit facility, consisting of a senior, secured term loan. We realized $32.5 million in aggregate proceeds as a result of the debt financing. On June 1, 2022, we entered into Amendment No. 2, which permitted the draw of a second tranche of $10.0 million, which was drawn on June 1, 2022. Additionally, Amendment No. 2 provides us with a new third tranche pursuant to which we may draw $10.0 million any time after September 30, 2022 until September 30, 2023. Amendment No. 2 also delayed the amortization start dates for the outstanding loan amounts from November 1, 2023 until April 1, 2025, at which point we will repay the principal amounts in seven equal monthly installments until the maturity date. Finally, Amendment No. 2 amended the interest rate payable on the term loan to apply an interest rate equal to the SOFR rate (with a floor of 1.61448%) plus 6.35%. On September 30, 2022, we drew the third tranche of $10,000 related to Amendment No. 2. On November 7, 2022, we entered into Amendment No. 3 to the Midcap Trust Term Loan, which permitted the draw of two additional tranches, each totaling $11,250, the first of which was drawn on November 7, 2022. The remaining tranche will become available for draw after June 30, 2023 but before December 31, 2023, and is subject to us achieving certain trailing twelve month revenue targets. Amendment No. 3 also delayed the amortization start dates for the outstanding loan amounts from April 1, 2025 until December 1, 2025 (subject to further extension upon certain conditions), at which point we will repay the principal amounts in equal monthly installments until the new maturity date of November 1, 2027. In addition, Amendment No. 3 amended the interest rate payable on the term loan to apply an interest rate equal to the SOFR rate (with a floor of 2.50%) plus 6.80%, and reset the call protection to begin as of November 7, 2025. Finally, Amendment No. 3 provides for a commitment fee of $74 payable on November 7, 2022 on the new tranche amounts and an exit fee of 4.75%. Substantially all other terms and conditions, and covenants of the credit agreement remain unchanged.

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

We were in compliance with all covenants under the Midcap Trust Term Loan as of December 31, 2022.

At-the-Market Offering

On November 7, 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler”) with respect to an at-the-market (“ATM”) offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.00001 per share (the “Common Stock”), having an aggregate offering price of up to $50.0 million (the “Placement Shares”) through Piper Sandler as our sales agent. As of December 31, 2022, we have not sold any shares of common stock under the ATM program.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Year ended
	December 31,
($ in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(53,496)	$(36,068)
Investing activities	(14,079)	(5,094)
Financing activities	28,726	137,035
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(38,849)	$95,873

Operating activities

Net cash used in operating activities increased by $17.4 million to $53.5 million in the year ended December 31, 2022 compared to $36.1 million in the year ended December 31, 2021. This increase is attributable to a net loss of $70.6 million, offset by non-cash charges of $15.0 million and a change in our net operating assets and liabilities of $2.2 million. The change in our net operating assets and liabilities was due to increases in accounts payable, accrued expenses and other liabilities of $4.4 million, increases in deferred revenue of $2.6 million, and decreases in prepaid expenses and other assets of $0.8 million, offset by increased inventory levels of $5.4 million, and increases in accounts receivable of $0.3 million. Non-cash charges primarily consisted of $7.4 million of stock-based compensation expense, $7.1 million of depreciation and amortization, and $0.6 million of non-cash interest expense, offset by $0.2 million in net accretion of marketable securities, and $0.1 million in change in fair value of contingent consideration.

Investing activities

Net cash used in investing activities was $14.1 million in the year ended December 31, 2022 compared to $5.1 million during the year ended December 31, 2021. The increase was primarily driven by purchases of marketable securities of $40.8 million and purchases of property and equipment of $7.4 million, offset by $34.0 million in maturities of marketable securities.

Financing activities

Net cash provided by financing activities was $28.7 million for the year ended December 31, 2022 compared with $137.0 million for the year ended December 31, 2021. This amount was driven by $31.3 million in debt proceeds and $0.4 million in proceeds from stock option exercises, partially offset by $1.2 million in payments of consideration, $0.6 million in principal payments on financing leases, $0.8 million in payment of accrued final fee, $0.2 million in payments of debt issuance costs, and $0.1 million in payments of deferred offering costs.

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

Variable rate debt. In October 2020, we entered into the Midcap Trust Term Loan, which as amended, is due in November 2027, and carries variable interest equal to the SOFR rate (with a floor of 2.50%) plus 6.80% per annum. If we refinance the Midcap Trust Term Loan or enter into new debt arrangements, interest rates could increase and thereby increase our financing costs and increase our net loss. A hypothetical 100 basis point change in interest rates would not have a material impact on interest expense for the year ended December 31, 2022.

Bank deposit, money market, and note receivable exposure. As of December 31, 2022, we had cash and cash equivalents, including restricted cash, and marketable securities of $81.5 million. The primary objective of our investment is to preserve principal and provide liquidity. A hypothetical 100 basis point decrease in interest rates would not have a material impact on interest income or net loss.

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

Impairment of long-lived assets and goodwill

We evaluate our long-lived assets, including demo inventory, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, projected future undiscounted cash flows associated with the asset or asset group are compared to the carrying amount to determine whether the asset’s value is recoverable. During this analysis, we reevaluate the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset or asset group, cash flows and other indicators of value. We then determine whether the remaining useful life continues to be appropriate or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ or asset groups recovery. If impairment exists, we would adjust the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis. If the carrying value of the asset or asset group exceeds such projected undiscounted cash flows, the asset or asset group will be written down to its estimated fair value.

We test goodwill for impairment annually and test intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable (i.e., upon occurrence of a triggering event). We perform our annual impairment review of goodwill on November 1 of each calendar year (and if and when triggering events occur between annual impairment tests).

Revenue recognition

We follow ASC 606, Revenue from Contracts with Customers (“ASC 606”).

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

We record shipping and handling billed to customers as service and other revenue and the related costs in cost of other revenue in our consolidated statement of operations.

Contract assets and contract liabilities

Our contract liabilities consist of upfront payments for service-based warranties on instrument sales, as well as lab services. We classify contract liabilities associated with service-based warranties in deferred revenue, and contract liabilities associated with lab services in accrued expenses. Contract liabilities are classified as current or noncurrent based on the timing of when we expect to service the warranty, or complete the lab services contract.

Costs to obtain or fulfill a contract

Under ASC 606, we are required to capitalize certain costs to obtain customer contracts and costs to fulfill customer contracts. These costs are required to be amortized to expense on a systemic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates, compared to previously being expensed as incurred. As a practical expedient, we recognize any incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset is one year or less.

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

Item 8. Financial Statements and Supplementary Data

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Akoya Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akoya Biosciences, Inc. and its subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in 2022.

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

Boston, Massachusetts

March 6, 2023

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$74,229	$113,079
Marketable securities	6,989	—
Accounts receivable, net	9,729	9,444
Inventories, net	14,486	9,014
Prepaid expenses and other current assets	6,764	9,277
Total current assets	112,197	140,814
Property and equipment, net	10,174	7,487
Restricted cash	303	302
Demo inventory, net	2,084	2,548
Intangible assets, net	20,048	21,150
Goodwill	18,262	18,262
Operating lease right of use assets, net	10,785	—
Financing lease right of use assets, net	1,490	—
Other assets	688	344
Total assets	$176,031	$190,907
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,628	$9,435
Accrued expenses and other current liabilities	16,519	13,491
Current portion of operating lease liabilities	3,009	—
Current portion of financing lease liabilities	620	—
Current portion of capital lease liabilities	—	272
Deferred revenue	6,279	4,484
Total current liabilities	37,055	27,682
Deferred revenue, net of current portion	2,114	1,330
Long-term debt, net of debt discount	63,277	32,471
Deferred tax liability, net	87	26
Capital lease liabilities, net of current portion	—	197
Operating lease liabilities, net of current portion	8,203	—
Financing lease liabilities, net of current portion	675	—
Contingent consideration liability (Note 4), net of current portion	6,039	7,850
Total liabilities	117,450	69,556
Stockholders’ equity:
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common Stock, $0.00001 par value; 500,000,000 shares authorized at December 31, 2022 and December 31, 2021; 38,288,188 and 37,424,101 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	2	2
Additional paid in capital	225,333	217,456
Accumulated deficit	(166,748)	(96,107)
Accumulated other comprehensive loss	(6)	—
Total stockholders’ equity	58,581	121,351
Total liabilities and stockholders’ equity	$176,031	$190,907

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share & per share data)

	Year ended
	December 31,	December 31,
	2022	2021
Revenue:
Product revenue	$57,650	$44,477
Service and other revenue	17,209	10,440
Total revenue	74,859	54,917
Cost of goods sold:
Cost of product revenue	20,947	14,471
Cost of service and other revenue	10,522	6,228
Total cost of goods sold	31,469	20,699
Gross profit	43,390	34,218
Operating expenses:
Selling, general and administrative	79,653	51,016
Research and development	23,211	15,701
Change in fair value of contingent consideration	(102)	2,073
Depreciation and amortization	6,734	4,726
Total operating expenses	109,496	73,516
Loss from operations	(66,106)	(39,298)
Other income (expense):
Interest expense	(4,554)	(3,115)
Change in fair value of warrant liability	—	(2,728)
Gain on extinguishment of debt	—	2,476
Interest income	777	91
Other expense, net	(635)	(501)
Loss before benefit (provision) for income taxes	(70,518)	(43,075)
Benefit (provision) for income taxes	(123)	140
Net loss	$(70,641)	$(42,935)
Dividends accrued on redeemable convertible preferred stock	—	(1,435)
Adjusted net loss attributable to common stockholders	(70,641)	(44,370)
Net loss per share attributable to common stockholders, basic and diluted	$(1.87)	$(1.65)
Weighted-average shares outstanding, basic and diluted	37,746,915	26,896,976

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended
	December 31,	December 31,
	2022	2021
Net loss	$(70,641)	$(42,935)
Other comprehensive loss:
Unrealized loss on marketable securities	(6)	—
Total other comprehensive loss	(6)	—
Comprehensive loss	$(70,647)	$(42,935)

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Series B		Series C		Series D
	Redeemable		Redeemable		Redeemable		Series A								Accumulated
	Convertible		Convertible		Convertible		Convertible		Class A		Class B		Additional		other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	loss	Equity (Deficit)
Balance at December 31, 2020	13,715,330	$11,500	26,732,361	$30,107	16,390,217	$27,500	5,013,333	$1,253	—	$—	2,563,765	$1	$—	$(52,280)	$—	$(51,026)
Conversion of Class B shares	—	—	—	—	—	—	—	—	2,835,099	1	(2,835,099)	(1)	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	476,423	—	271,334	—	394	—	—	394
Accrued dividends	—	217	—	615	—	603	—	—	—	—	—	—	(543)	(892)	—	(1,435)
Initial public offering of common stock	—	—	—	—	—	—	—	—	7,567,000	—	—	—	138,553	—	—	138,553
Conversion of preferred stock into common stock in connection with the IPO	(13,715,330)	(11,717)	(26,732,361)	(30,722)	(16,390,217)	(28,103)	(5,013,333)	(1,253)	26,545,579	1	—	—	71,794	—	—	70,542
Reclassification of warrant liability to equity	—	—	—	—	—	—	—	—	—	—	—	—	3,219	—	—	3,219
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(42,935)	—	(42,935)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	4,039	—	—	4,039
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—	37,424,101	$2	—	$—	$217,456	$(96,107)	$—	$121,351
Exercise of stock options	—	—	—	—	—	—	—	—	745,991	—	—	—	447	—	—	447
Exercise of stock warrant	—	—	—	—	—	—	—	—	118,096	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(70,641)	—	(70,641)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	7,430	—	—	7,430
Balance at December 31, 2022	—	$—	—	$—	—	$—	—	$—	38,288,188	$2	—	$—	$225,333	$(166,748)	$(6)	$58,581

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	December 31,	December 31,
	2022	2021
Operating activities
Net loss	$(70,641)	$(42,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,149	4,792
Non-cash interest expense	608	427
Stock-based compensation expense	7,430	4,039
Deferred taxes	35	(155)
Change in fair value of contingent consideration	(102)	2,073
Net accretion of marketable securities	(221)	—
Change in fair value of warrant liability	—	2,728
Loss on sale of property and equipment	82	—
Gain on extinguishment of debt	—	(2,476)
Changes in operating assets and liabilities:
Accounts receivable, net	(285)	(2,974)
Prepaid expenses and other assets	798	(8,789)
Inventories, net	(5,374)	(4,628)
Accounts payable	1,193	4,361
Accrued expenses and other liabilities	3,253	6,507
Deferred revenue	2,579	962
Net cash used in operating activities	(53,496)	(36,068)
Investing activities
Purchases of property and equipment	(7,360)	(5,094)
Proceeds from sale of property and equipment	55	—
Purchase of marketable securities	(40,774)	—
Maturities of marketable securities	34,000	—
Net cash used in investing activities	(14,079)	(5,094)
Financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	138,553
Proceeds from debt	31,250	—
Payment of accrued final fee	(779)	—
Proceeds from stock option exercises	447	394
Payments of debt issuance costs	(240)	—
Principal payments on capital leases	—	(322)
Principal payments on financing leases	(621)	—
Payments of contingent consideration	(1,207)	(1,590)
Payments of deferred offering costs	(124)	—
Net cash provided by financing activities	28,726	137,035
Net (decrease) increase in cash, cash equivalents, and restricted cash	(38,849)	95,873
Cash, cash equivalents, and restricted cash at beginning of year	113,381	17,508
Cash, cash equivalents, and restricted cash at end of year	$74,532	$113,381
Supplemental disclosures of cash flow information
Cash paid for interest	$3,477	$2,668
Cash paid for income taxes	$—	$—
Supplemental disclosures of non-cash activities
Purchases of property and equipment included in accounts payable and accrued expenses	$229	$1,105
Accretion of dividends on Series B, C, and D Preferred Stock	$—	$1,435
Conversion of convertible preferred stock into common stock upon completion of initial public offering	$—	$71,795
Reclassification of warrant liability to equity	$—	$3,219

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(1) The company and basis of presentation

Description of business

Akoya Biosciences, Inc. (“Akoya” or the “Company”) is a life sciences technology company, founded on November 13, 2015 as a Delaware corporation with operations based in Marlborough, Massachusetts and Menlo Park, California, delivering spatial biology solutions focused on transforming discovery and clinical research. Spatial biology refers to an evolving technology that enables academic and biopharma scientists to detect and map the distribution of cell types and biomarkers across whole tissue samples at single cell resolution, enabling advancements in their understanding of disease progression and patient response to therapy. Through Akoya’s PhenoCyclerTM (formerly CODEX®) and PhenoImagerTM (formerly PhenopticsTM) platforms, reagents, software and services, the Company offers end-to-end solutions to perform tissue analysis and spatial phenotyping across the full continuum from discovery through translational and clinical research.

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

Liquidity and going concern

At December 31, 2022, the Company had cash, cash equivalents, and marketable securities of $81,218 and an accumulated deficit of $166,748. The future success of the Company is dependent on its ability to successfully commercialize its products, successfully launch future products, obtain additional capital and ultimately attain profitable operations. The Company has funded its operations primarily through its preferred stock issuances, debt financing arrangements, and the IPO.

The Company is subject to a number of risks similar to other newly commercial life sciences companies, including, but not limited to, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The Company has incurred losses since its inception and has used cash from operations of $53,496 during the year ended December 31, 2022. However, the Company believes that its existing cash, cash equivalents, and marketable securities will be adequate to satisfy our current operating plans for at least the next twelve months from the issuance of these financial statements.

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

Foreign currency remeasurement

Akoya UK’s subsidiary’s activities are recorded in British Pound Sterling and are remeasured using the United States Dollar as the functional currency. The balance sheet is remeasured into U.S. dollars at the exchange rate as of the balance sheet date. Revenues, expenses, and cash flows are remeasured at average rates during each reporting period. Net exchange gains and losses resulting from the remeasurement of the United Kingdom subsidiary balances are charged directly to operations and are included in other income (expense), net and were determined to be immaterial for the years ended December 31, 2022 and 2021.

Foreign exchange transaction gains and losses are included in other income (expense), net in the accompanying consolidated statements of operations and were determined to be immaterial for the years ended December 31, 2022 and 2021.

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company utilizes certain estimates in the determination of the fair value of its stock options and warrant, the useful lives of property and equipment, revenue recognition, determining the fair value of intangible assets, marketable securities, accrued expenses, income tax accounting, the value of purchase consideration paid and identifiable assets acquired and assumed in acquisitions, contingent consideration, goodwill and intangible asset impairment review, and other contingencies. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

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

The Company records cash and cash equivalents as restricted when it is unable to freely use such cash and cash equivalents for general operating purposes. As of December 31, 2022 and 2021, restricted cash is recorded as long term and consists of a security deposit in a financial institution that is restricted from use as collateral for our letter of credit associated with our office and laboratory space in Marlborough, MA (Note 13), as well as cash restricted from use for the Company’s corporate credit card program.

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

Accounts receivable

The Company’s accounts receivable consists of amounts due from sales to commercial customers. At each reporting period, management reviews all outstanding balances to determine if the facts and circumstances of each customer relationship indicate the need for a reserve. The Company does not require collateral and had an allowance for doubtful accounts of $45 and $45 at December 31, 2022 and 2021, respectively.

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

For certain financial instruments, including accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate their fair values as of December 31, 2022 and 2021 because of their short-term nature. At December 31, 2022 and 2021, the carrying value of the Company’s debt approximated fair value.

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

The Company tests goodwill for impairment annually and tests intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable (i.e., upon occurrence of a triggering event). The Company performs its annual impairment review of goodwill at November 1 (and if and when triggering events occur between annual impairment tests). Upon completion of its quantitative assessment as of November 1, 2022, the Company has concluded that goodwill is not impaired. No events or changes in circumstances have indicated that the Company’s intangible assets with useful lives are impaired as of December 31, 2022.

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

Product Revenue

Product revenue is generated by the sale of instruments and consumable reagents predominantly through the Company’s direct sales force in the United States and in geographic regions outside the United States. The Company does not offer product return or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to its customers. When an instrument is purchased by a customer, the Company recognizes revenue when the related performance obligation is satisfied (i.e. when the control of an instrument has passed to the customer). Revenue from the sale of consumables is recognized upon shipment to the customer. The Company’s perpetual software licenses generally have significant stand-alone functionality to the customer upon delivery and are considered to be functional intellectual property. The Company’s perpetual software licenses are considered distinct performance obligations, and revenue allocated to the software license is typically recognized upon provision of the license/software code to the customer (i.e., when the software is available for access and download by the customer).

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

In June 2022, the Company entered into a Companion Diagnostic Agreement with Acrivon Therapeutics, Inc. (the “Acrivon Agreement”) to co-develop, validate, and commercialize Acrivon’s OncoSignature® test. The Company will be paid through an upfront payment and at the achievement of certain developmental, commercial, and FDA milestones during the development, that could aggregate to $10,850.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products, and between service and other revenue, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates the Company’s revenue by major source:

	Year ended
	December 31, 2022	December 31, 2021
Revenue
Product revenue
Instruments	$38,635	$28,692
Consumables	18,379	14,298
Standalone software products	636	1,487
Total product revenue	$57,650	$44,477
Service and other revenue	$17,209	$10,440
Total revenue	$74,859	$54,917

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

Contract Assets and Liabilities

The Company did not record any contract assets at December 31, 2022 or December 31, 2021.

The Company’s contract liabilities consist of upfront payments for service-based warranties on instrument sales, as well as lab services. The Company classifies contract liabilities associated with service-based warranties in deferred revenue, and contract liabilities associated with lab services in accrued expenses. Contract liabilities are classified as current or noncurrent based on the timing of when the Company expects to service the warranty, or complete the lab services contract.

Cost to Obtain and Fulfill a Contract

Under ASC 606, the Company is required to capitalize certain costs to obtain customer contracts and costs to fulfill customer contracts. These costs are required to be amortized to expense on a systemic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates, compared to previously being expensed as incurred. As a practical expedient, the Company recognizes any incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset is one year or less. Capitalizable costs to obtain contracts, such as commissions, and costs to fulfill customer contracts were determined to be immaterial for the years ended December 31, 2022 and 2021.

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

Capitalized software development costs

Since the Company sells standalone licensed software products to its customers, the Company applies guidance related to accounting for the costs of such software to be sold, leased or otherwise marketed in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed, or ASC 985-20. Such guidance requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Costs eligible for capitalization under ASC 985-20 during the years ended December 31, 2022 and 2021 were $1,372 and $600, respectively, and recorded as an intangible asset on our December 31, 2022 and 2021 consolidated balance sheets.

We account for costs to develop or obtain internal-use software in accordance with ASC 350-40, Internal-Use Software, or ASC 350-40. We also account for costs of significant upgrades and enhancements resulting in additional functionality under ASC 350-40. Costs incurred for maintenance, training, and minor modifications or enhancements are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Development costs related to internal-use software were immaterial during the years ended December 31, 2022 and 2021.

Advertising expenses

The cost of advertising, marketing and media is expensed as incurred. For the years ended December 31, 2022 and 2021, advertising costs totaled $4.6 million and $3.4 million, respectively.

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation these costs are recorded in stockholders’ equity (deficit) ratably as a reduction of additional paid in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed as a charge to operating expenses. As of December 31, 2022, $326 of deferred offering costs were included in other assets in the accompanying consolidated balance sheets. There were no deferred offering costs at December 31, 2021.

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

The Company applies ASC 740 Income Taxes (“ASC 740”) in accounting for uncertainty in income taxes. The Company has identified an uncertain tax position, however this uncertain tax position has not created a liability for the years ending December 31, 2022 and 2021 as the reserve has been applied against the asset. The Company will recognize interest and penalties related to uncertain tax positions, if any, in income tax expense.

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

As of December 31, 2022 and 2021, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Comprehensive loss

Components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Other comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive loss are reported net of any related tax effect to arrive at comprehensive loss. Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders which for the year ended December 31, 2022 consist of unrealized loss on marketable securities.

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

Recently issued but not yet adopted accounting standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-03 (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company on January 1, 2023, with early adoption permitted. The Company does not expect impact of ASU 2016-13 to be material on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead of determining a hypothetical purchase price allocation to measure goodwill impairment, the Company will compare the fair value of a reporting unit with its carrying amount. The update also includes a new requirement to disclose the amount of goodwill allocated to reporting units with zero or negative carrying amounts. ASU 2017-04 is effective for the Company on January 1, 2023, with early adoption permitted. The Company does not expect impact of ASU 2017-04 to be material on its consolidated financial statements.

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

The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the related invoices and represents the Company’s best estimate of probable credit losses in its existing accounts receivable. The Company had an allowance for doubtful accounts of $45 and $45 at December 31, 2022 and December 31, 2021, respectively.

For the years ended December 31, 2022 and 2021, no customers accounted for greater than 10% of revenue. No customers accounted for greater than 10% of accounts receivable at December 31, 2022 and 2021.

(4) Fair value of financial instruments

The Company measures the following financial liabilities at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented.

The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of December 31, 2022 and December 31, 2021:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$74,229	$73,973	$256	$—
U.S. Treasury securities	6,989	—	6,989	—
Total Assets	$81,218	$73,973	$7,245	$—

Liabilities:
Contingent consideration – Long term portion	$6,039	$—	$—	$6,039
Total Liabilities	$6,039	$—	$—	$6,039

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration – Long term portion	$7,850	$—	$—	$7,850
Total Liabilities	$7,850	$—	$—	$7,850

The following is a summary of cash, cash equivalents and marketable securities:

	December 31, 2022
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash and cash equivalents	$74,229	$—	$—	$74,229
Marketable securities:
U.S. Treasury securities due in one year or less	6,995	—	(6)	6,989
Total marketable securities	6,995	—	(6)	6,989
Total cash, cash equivalents, and marketable securities	$81,224	$—	$(6)	$81,218

The Company held two debt securities at December 31, 2022 classified as marketable securities with original maturity dates greater than three months that were in an unrealized loss position for less than twelve months. The fair market value of these securities was $6,989. The Company evaluated its securities for other-than-temporary impairments based on quantitative and qualitative factors. The Company considered the decline in market value for these securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell these securities, and the Company does not intend to sell these securities before the recovery of their amortized cost basis. Based on its analysis, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2022.

The Company had no material realized gains or losses on its available-for-sale securities for the year ended December 31, 2022. There were no other-than-temporary impairments recognized for the year ended December 31, 2022.

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

Changes in the fair value of the Company’s long-term portion of the contingent consideration liability during the years ended December 31, 2022 and 2021 were as follows:

Balance as of December 31, 2020	$6,984
Reclassification of FY 2021 payment to accrued expenses	(1,207)
Change in contingent consideration value	2,073
Balance as of December 31, 2021	$7,850

Balance as of December 31, 2021	$7,850
Reclassification of FY 2022 payment to accrued expenses	(1,709)
Change in contingent consideration value	(102)
Balance as of December 31, 2022	$6,039

The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs:

	Fair Value
	as of
	December 31,	Valuation	Unobservable
Contingent Consideration Liability	2022	Technique	Inputs
Revenue-based Payments	$6,039	Discounted Cash Flow Analysis under the Income Approach	Revenue discount factor, discount rate

Change in the fair value of the Company’s warrant liability during the year ended December 31, 2021 was as follows:

Balance as of December 31, 2020	$490
Change in fair value of warrant liability	2,728
Reclassification of warrant liability to stockholders' equity	(3,218)
Balance as of December 31, 2021	$—

(5) Property and equipment, net

Property and equipment consists of the following:

	Estimated Useful	December 31,	December 31,
	Life (Years)	2022	2021
Furniture and fixtures	7	$452	$488
Computers, laptop and peripherals	5	4,762	3,590
Laboratory equipment	5	7,302	5,906
Leasehold improvements	Shorter of the lease life or 7	3,983	1,571
Total property and equipment		16,499	11,555
Less: Accumulated depreciation		(6,325)	(4,068)
Property and equipment, net		$10,174	$7,487

Total depreciation expense relating to property and equipment charged to operations for the year ended December 31, 2022 was $2,372. Total depreciation expense relating to property and equipment charged to operations for the year ended December 31, 2021 was $1,804. Depreciation expense of $232 relating to property and equipment was charged to cost of sales for the year ended December 31, 2022. Depreciation expense of $0 relating to property and equipment was charged to cost of sales for the year ended December 31, 2021.

Demo inventory consists of the following:

	Estimated	December 31,	December 31,
	Life (Years)	2022	2021
Demo inventory – gross	3	$4,453	$3,733
Less: Accumulated depreciation		(2,369)	(1,185)
Demo inventory, net		$2,084	$2,548

Total depreciation expense relating to demo equipment charged to operations for the year ended December 31, 2022 was $1,223. Total depreciation expense relating to demo equipment charged to operations for the year ended December 31, 2021 was $824.

(6) Intangible assets and goodwill

Intangible assets as of December 31, 2022 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(3,348)	$8,452	15
Developed technology	8,300	(2,943)	5,357	12
Licenses	213	(36)	177	15
Trade names and trademarks	6,300	(2,550)	3,750	12
Capitalized software	2,631	(319)	2,312	5
Non-compete agreements	300	(300)	—	4
Total intangible assets	$29,544	$(9,496)	$20,048

Intangible assets as of December 31, 2021 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(2,561)	$9,239	15
Developed technology	8,300	(2,252)	6,048	12
Licenses	63	(25)	38	15
Trade names and trademarks	6,300	(1,722)	4,578	12
Capitalized software	1,259	(68)	1,191	5
Non-compete agreements	300	(244)	56	4
Total intangible assets	$28,022	$(6,872)	$21,150

Total amortization expense charged to operations for the year ended December 31, 2022 was $2,624. Total amortization expense charge to cost of sales for the year ended December 31, 2022 was $0. Total amortization expense charged to operations for the year ended December 31, 2021 was $2,098. Total amortization expense charged to cost of sales for the year ended December 31, 2021 was $66.

As of December 31, 2022, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows:

2023	$2,797
2024	2,846
2025	2,846
2026	2,815
2027	1,831
Thereafter	6,913
Total	$20,048

As of December 31, 2022 and December 31, 2021, the goodwill balance is $18,262.

(7) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,	December 31,
	2022	2021
Payroll and compensation	$8,288	$6,502
Current portion of contingent consideration	1,709	1,207
Inventory purchases	488	1,877
Other accrued expenses	6,034	3,905
Total accrued expenses and other current liabilities	$16,519	$13,491

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

On November 7, 2022, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Midcap Trust Term Loan, which permitted the draw of two additional tranches, each totaling $11,250, the first of which was drawn on November 7, 2022. The remaining tranche will become available for draw after June 30, 2023 but before December 31, 2023, and is subject to the Company achieving certain trailing twelve month revenue targets. Amendment No. 3 also delayed the amortization start dates for the outstanding loan amounts from April 1, 2025 until December 1, 2025 (subject to further extension upon certain conditions), at which point the Company will repay the principal amounts in equal monthly installments until the new maturity date of November 1, 2027, which was extended pursuant to Amendment No. 3. In addition, Amendment No. 3 amended the interest rate payable on the term loan to apply an interest rate equal to the SOFR rate (with a floor of 2.50%) plus 6.80%, and reset the call protection to begin as of November 7, 2025. Finally, Amendment No. 3 provides for a commitment fee of $74 payable on November 7, 2022 on the new tranche amounts and an exit fee of 4.75%. As part of Amendment No. 3, the Company paid $779 for the accrued amount of the final payment fee. Substantially all other terms and conditions, and covenants of the credit agreement remain unchanged. The Company accounted for Amendment No. 3 as a modification pursuant to ASC 470-50.

The interest rate was 11.04% at December 31, 2022. A final payment fee of $3,028 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the years ended December 31, 2022 and December 31, 2021, the Company recorded $487 and $325, respectively, related to the amortization of the final payment fee associated with the Midcap Trust Term Loan.

Debt consists of the following:

	December 31,	December 31,
	2022	2021
Midcap Trust Term Loan	$63,750	$32,500
Unamortized debt discount	(565)	(413)
Accretion of final fee	92	384
Total debt, net	$63,277	$32,471

As of December 31, 2022, future principal payments due under the Midcap Trust Term Loan, excluding the $3,028 final payment fee, are as follows:

Midcap Trust
Year ended:	Term Loan
December 31, 2023	$—
December 31, 2024	—
December 31, 2025	2,656
December 31, 2026	31,875
December 31, 2027	29,219
Total minimum principal payments	$63,750

(9) Stockholder’s equity (deficit)

The Company’s Amended and Restated Certificate of Incorporation authorizes it to issue 500,000,000 shares of common stock, $0.00001 par value per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. Each share of Class A common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2022 and December 31, 2021, a total of 38,288,188 and 37,424,101 shares of common stock were issued and outstanding, respectively, and 7,834,432 and 6,709,218 shares of common stock were reserved for issuance upon the exercise of stock options and vesting of restricted stock, respectively.

On November 7, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.00001 per share (the “Common Stock”), having an aggregate offering price of up to $50.0 million (the “Placement Shares”) through Piper Sandler as its sales agent. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Sandler may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made through The Nasdaq Global Select Market, on any other existing trading market for the Common Stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Piper Sandler may terminate the Equity Distribution Agreement upon notice to the other party and subject to other conditions. The Company will pay Piper Sandler a commission equal to 3.0% of the gross proceeds of any Common Stock sold through Piper Sandler under the Equity Distribution Agreement and has provided Piper Sandler with customary indemnification rights.

Issuance costs incurred related to the Equity Distribution Agreement are classified as long-term assets on the balance sheet at December 31, 2022.

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

Stock Options

During the years ended December 31, 2022 and 2021, the Company granted options with an aggregate fair value of $9,978 and $21,224, respectively, which are being recorded as compensation expense over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding), volatility of the Company’s common stock and an assumed-risk-free interest rate.

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

The following is a summary of option activity:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2021	5,727,747	$7.29	8.1	$48,447
Granted	1,851,188	10.71
Exercised	(745,991)	0.60
Canceled	(621,724)	11.34
Outstanding at December 31, 2022	6,211,220	8.71	7.8	$20,228
Exercisable at December 31, 2022	2,967,491	$5.47	6.6	$17,943

The weighted-average grant date fair value of options granted in the years ended December 31, 2022 and 2021 was $5.39 and $7.45 per share, respectively, and was calculated using the Black-Scholes valuation model based on the following weighted-average assumptions:

	Year ended	Year ended
	December 31,	December 31,
	2022	2021

Weighted-average risk-free interest rate	2.6%	1.1%
Expected dividend yield	0%	0%
Expected volatility	50.4%	50.9%
Expected term	6.0 years	6.0 years

Restricted Stock Units

During the year ended December 31, 2022, the Company granted RSUs with an aggregate fair value of $4,339, which are being recorded as compensation expense over the requisite service period. The fair value of each grant is calculated based on the Company’s stock price on the date of grant.

The following is a summary of RSU activity:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Grant Date Fair	Contractual Term	Aggregate Intrinsic
	Shares	Value Per Share	(in years)	Value
Unvested RSUs at December 31, 2021	—	$—	—	$—
Granted	396,355	10.95
Vested	—	—
Canceled	(16,850)	9.91
Unvested RSUs at December 31, 2022	379,505	10.99	1.91	$3,632

Stock-Based Compensation

Stock-based compensation related to the Company’s stock-based awards was recorded as an expense and allocated as follows:

	Year ended
	December 31,
	2022	2021
Cost of goods sold	$233	$118
Selling, general and administrative	5,934	3,339
Research and development	1,263	582
Total stock-based compensation	$7,430	$4,039

As of December 31, 2022, and 2021, there was $16,509 and $16,355, respectively, of total unrecognized compensation cost related to non-vested stock options. The Company expects to recognize that cost over a remaining weighted-average period of 2.7 and 3.3 years as of December 31, 2022 and 2021, respectively.

As of December 31, 2022 there was $3,551 of total unrecognized compensation cost related to non-vested RSUs. The Company expects to recognize that cost over a remaining weighted-average period of 3.4 years as of December 31, 2022.

(11) Employee stock purchase plan

On March 24, 2021, the Board and on April 8, 2021, its stockholders approved and adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective in connection with the closing of the Company’s IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. A total of 172,795 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2022 and ending with January 1, 2030, by an amount equal to 0.5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Board. No shares have been issued under the ESPP at December 31, 2022 and 2021, respectively.

(12) Income taxes

The components of net income (loss) before income taxes for the years ending December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Domestic	(70,736)	(43,241)
Foreign	218	166
Total	$(70,518)	$(43,075)

The Company’s income tax provision (benefit) for the years ending December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Federal	—	—
State	4	5
Foreign	84	10
Total current tax provision	$88	$15
Federal	30	(58)
State	32	(86)
Foreign	(27)	(11)
Total deferred tax provision (benefit)	$35	$(155)
Total tax provision (benefit)	$123	$(140)

A reconciliation between income tax benefit and the expected tax benefit at the statutory rate for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Federal statutory rate	21.00%	21.00%
State rate, net of federal benefit	3.54%	3.60%
Permanent differences	(0.62)%	0.25%
Tax credits generated	3.86%	3.80%
Non-deductible financing costs	—%	(1.33)%
Change in valuation allowance	(24.28)%	(23.22)%
Uncertain tax positions	(3.86)%	(3.80)%
Foreign rate differential	(0.02)%	0.00%
Other items	0.21%	0.03%
Effective tax rate	(0.17)%	0.32%

The significant components of the Company’s net deferred tax liability consist of the following at December 31, 2022 and 2021:

	December 31,	December 31,
Deferred tax assets (liabilities):	2022	2021
Deferred tax assets
Net operating losses	$26,854	$18,105
Capitalized R&D costs	5,122	—
Accruals & reserves	1,033	1,127
Intangibles	528	358
Interest	1,653	723
Stock	1,522	466
Inventory	1,164	—
Lease liabilities	2,776	—
Other	431	385
Gross deferred tax assets	41,083	21,164
Valuation Allowance	(37,873)	(20,754)
Net deferred tax assets	3,210	410
Deferred tax liabilities
Depreciation	(261)	(327)
Goodwill	(329)	(98)
Right of use asset	(2,670)	—
Net deferred tax liability	$(50)	$(15)

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and as a result the Company continues to maintain a valuation allowance for the full amount of the 2022 U.S. deferred tax assets. The increase in the 2022 valuation allowance is primarily attributable to the current year loss.

As of December 31, 2022 and 2021, for federal income tax purposes the Company had total net operating loss carryforwards of approximately $107,446 and $72,454, respectively. As of December 31, 2022, approximately $2,567 will begin to expire in 2036 and approximately $104,880 of the net operating losses will have an indefinite carryforward as a result of the Tax Cuts and Jobs Act. For state income tax purposes, as of December 31, 2022 and December 31, 2021 the Company had net operating loss carryforwards of approximately $67,173 and $44,360, respectively, which begin to expire in 2036.

As of December 31, 2022 and 2021, the Company has available federal research development tax credit carryforwards of approximately $3,998 and $2,272, respectively. The federal research credits will begin to expire in 2036. As of December 31, 2022 and December 31, 2021, the Company has available state research development tax credit carryforwards of approximately $3,457 and $1,955, respectively. The state tax credit carryforwards consist of credits with both a limited carryforward period and unlimited carryforward period. Unused credits with a limited carryforward period will begin to expire in 2034.

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

A rollforward of the uncertain tax position that was primarily related to our research and development tax credits is as follows (in thousands):

Uncertain tax positions at December 31, 2020	$2,763
Increase in uncertain tax positions	1,463
Uncertain tax positions at December 31, 2021	4,226
Increase in uncertain tax positions	3,228
Uncertain tax positions at December 31, 2022	7,454

Uncertain tax positions of $7.5 million will impact our tax rate if realized.

Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expenses in the accompanying Consolidated statements of operations. At December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all years in which a loss carryforward is available. The statute of limitations for assessment by federal and state tax jurisdictions in which the Company has business operations is open for tax years ending December 31, 2018 and after. The tax years subject to examination vary by jurisdiction.

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

(13) Commitments and contingencies

License Agreements

In September 2018, in connection with the acquisition of the QPS division of PKI, the Company entered into a License Agreement with PKI, pursuant to which PKI granted the Company an exclusive, nontransferable, sublicensable license under certain patent rights to make, use, import and commercialize QPS products and services. The Company is required to pay royalties on net sales of products and services that are covered by patent rights under the agreement at a rate ranging from 1.0% to 7.0%. The Company recorded approximately $1,709 and $1,207 of accrued royalties in connection with this agreement as of December 31, 2022 and December 31, 2021, respectively, payable in the first quarter of 2023 and 2022, respectively.

(14) Net loss per share attributable to common stockholders

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards. Awards granted with performance conditions are excluded from the shares used to compute diluted earnings per share until the performance conditions associated with the awards are met.

The following table sets forth the computation of basic and diluted earnings per common share:

	Year ended
	December 31,
	2022	2021

Net loss	$(70,641)	$(42,935)
Dividends accrued on redeemable convertible preferred stock	—	(1,435)
Adjusted net loss attributable to common stockholders	$(70,641)	$(44,370)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	37,746,915	26,896,976
Basic and diluted net loss per common share outstanding	$(1.87)	$(1.65)

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

	December 31,
	2022	2021
Outstanding stock options	6,211,220	5,727,747
Unvested restricted stock units	379,505	—
Warrant to purchase common stock	—	158,274
Total	6,590,725	5,886,021

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

The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped:

	Year ended
	December 31,
	2022	2021

North America	$42,046	$28,028
APAC	15,058	12,530
EMEA	17,755	14,359
Total Revenue	$74,859	$54,917

	Year ended
	December 31,
	2022	2021

North America	56%	51%
APAC	20%	23%
EMEA	24%	26%
Total Revenue	100%	100%

North America includes the United States and related territories, as well as Canada. APAC also includes Australia. For the year ended December 31, 2022, we had one country outside of the United States with 11% of total revenue. For the year ended December 31, 2021, we had one country outside of the United States with 14% of total revenue.

As of December 31, 2022 and December 31, 2021, substantially all of the Company’s long-lived assets are located in the United States.

(16) Related party transactions

Argonaut Manufacturing Services Inc. (“AMS”) is a portfolio company of Telegraph Hill Partners, which holds greater than 5% of our total outstanding shares. During the years ended December 31, 2022 and 2021, the Company incurred costs of goods sold of approximately $5,684 and $3,433, respectively, related to sales of consumables manufactured by AMS. As of December 31, 2022 and 2021, $7,545 and $4,263, respectively, is included in inventory related to consumables manufactured by AMS. As of December 31, 2022 and 2021, the Company had $1,271 and $1,700 in accounts payable, respectively, due to AMS.

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

For the year ended December 31, 2022, the Company entered into five financing leases for staining equipment. The Company also holds financing leases for computer equipment, and furniture which the Company was accounting for as capital leases prior to its adoption of ASC 842.

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

Some leases include an option to renew, with renewal terms that can extend the lease term by five years. The exercise of lease renewal options is at the Company’s sole discretion. None of these options to renew are recognized as part of the Company’s right-to-use asset or lease liability as of December 31, 2022, as renewal was determined to not be reasonably assured. The depreciable life of assets and leasehold improvements are limited by the expected lease term. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. The Company recognizes amortization expense for finance leases over the lease term based on the terms of the lease agreement.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the adoption or commencement date, in determining the present value of lease payments.

The table below summarizes the Company’s lease costs for the year ended December 31, 2022:

		Year Ended
		December 31,
Lease Costs	Classification	2022
Finance lease cost:
Amortization of right-of-use assets	Cost of service and other revenue	$183
Amortization of right-of-use assets	Depreciation and amortization	515
Interest on lease liabilities	Interest expense, net	60
Operating lease cost	Selling, general and administrative	3,163
Total lease cost		$3,921

As of December 31, 2022, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

Maturity of operating lease liabilities	As of December 31, 2022
2023	$3,119
2024	2,760
2025	2,822
2026	2,619
2027	1,105
Thereafter	998
Total lease payments	$13,423
Less: discount to lease payments	(2,211)
Total operating lease liabilities	$11,212

As of December 31, 2022, future minimum commitments under ASC 842 under the Company’s financing leases were as follows:

Maturity of financing lease liabilities	As of December 31, 2022
2023	$687
2024	558
2025	205
2026	—
2027	—
Thereafter	—
Total lease payments	$1,450
Less: discount to lease payments	(155)
Total financing lease liabilities	$1,295

The table below summarizes the weighted-average remaining lease term (in years), the weighted-average incremental borrowing rate (in percentages), as well as supplemental cash flow information related to leases for the year ended December 31, 2022:

	Year Ended
Lease Term, Discount Rates, and Other	December 31, 2022
Weighted average remaining lease term
Operating leases	4.6	years
Financing leases	2.3	years
Weighted average incremental borrowing rate
Operating leases	7.85%
Financing leases	6.73%
Cash payments of amounts included in lease liabilities
Operating cash flows from operating leases	$3,009
Operating cash flows from finance leases	60
Financing cash flows from finance leases	621

(18) Subsequent events

The Company has evaluated subsequent events from the consolidated balance sheet date through March 6, 2023, which is the date the consolidated financial statements were issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2022.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K will be set forth in our 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K will be set forth in our 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K will be set forth in our 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant’s Fees and Services

The information required by this Item 14 will be set forth in our 2023 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1	333-254760	3.3	3/26/2021
3.2	Amended and Restated Bylaws	S-1	333-254760	3.4	3/26/2021
4.1	Amended and Restated Investors’ Rights Agreement, dated September 27, 2019, by and among the Registrant and certain of its stockholders	S-1	333-254760	10.15	3/26/2021
4.2	Description of the Registrant’s capital stock					X
10.1+	Akoya Biosciences, Inc. 2015 Equity Incentive Plan, as amended, and form of stock option agreement thereunder	S-1	333-254760	10.1	3/26/2021
10.2+	Akoya Biosciences, Inc. 2021 Equity Incentive Plan and form of stock option agreement thereunder	S-1/A	333-254760	10.2	4/12/2021
10.3+	Akoya Biosciences, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-254760	10.3	4/12/2021
10.4+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-254760	10.4	3/26/2021
10.5+	Offer Letter, dated June 28, 2017, by and between the Registrant and Brian McKelligon	S-1	333-254760	10.5	3/26/2021
10.6+	Letter Amendment, dated October 8, 2018, by and between the Registrant and Brian McKelligon	S-1	333-254760	10.6	3/26/2021
10.7+	Offer Letter, dated January 28, 2019, by and between the Registrant and Joseph Driscoll	S-1	333-254760	10.7	3/26/2021
10.8+	Offer Letter, dated July 14, 2020, by and between the Registrant and Niroshan Ramachandran	S-1	333-254760	10.8	3/26/2021
10.9†	Exclusivity (Equity) Agreement, dated November 17, 2015, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-254760	10.9	3/26/2021
10.10†	Amendment No. 1 to the License Agreement, dated November 18, 2016, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-254760	10.10	3/26/2021
10.11†	License and Royalty Agreement, dated September 28, 2018, by and among the Registrant, PerkinElmer Health Sciences, Inc., Cambridge Research & Instrumentation, Inc. and VisEn Medical Inc.	S-1	333-254760	10.11	3/26/2021
10.12†	Transition Services Agreement, dated September 28, 2018, by and between the Registrant and PerkinElmer Health Sciences, Inc., as amended by First Amendment to the Transition Services Agreement, dated September 27, 2019	S-1	333-254760	10.12	3/26/2021
10.13†	Exclusive Patent License Agreement, dated June 26, 2018, by and between the Registrant and the University of Washington	S-1	333-254760	10.13	3/26/2021
10.14	Credit and Security Agreement, dated October 27, 2020, by and between the Registrant and Midcap Financial Trust	S-1	333-254760	10.14	3/26/2021
10.15	Amended and Restated Investors’ Rights Agreement, dated September 27, 2019, by and among the Registrant and certain of its stockholders	S-1	333-254760	10.15	3/26/2021
10.16+	Offer Letter, dated March 2, 2021, by and between Registrant and Frederic Pla	S-1/A	333-254760	10.16	4/12/2021

10.17+	Offer Letter, dated December 2, 2021, by and between the Registrant and Marilee Moy	10-K	001-40344	10.17	3/15/2022
10.18	Amendment No. 1 to Credit and Security Agreement, dated March 21, 2022, by and between the Registrant and Midcap Financial Trust	10-Q	001-40344	10.1	8/9/2022
10.19	Amendment No. 2 to Credit and Security Agreement, dated June 1, 2022, by and between the Registrant and Midcap Financial Trust	8-K	001-40344	10.1	6/2/2022
10.20+	Offer Letter, dated April 1, 2022, by and between Registrant and Ehab El-Gabry	10-Q	001-40344	10.3	8/9/2022
10.21	Equity Distribution Agreement dated November 7, 2022, by and between the Registrant and Piper Sandler & Co.	S-3	333-268214	1.2	11/7/2022
10.22	Amendment No. 3 to Credit and Security Agreement, dated November 7, 2022, by and between the Registrant and Midcap Financial Trust					X
10.23+	Executive Severance Plan, effective March 23, 2022.	8-K	001-40344	10.1	3/29/2022
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1 *	Certifications of the Principal Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Management contract or compensatory plan or arrangement.
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

Akoya Biosciences, Inc.

Date: March 6, 2023	By:	/s/ Brian McKelligon
Brian McKelligon
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 6, 2023	By:	/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer
(Principal Financial and Accounting Officer)

Power of Attorney

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian McKelligon and Joseph Driscoll, and each of them, as such person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all Amendments hereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian McKelligon	President, Chief Executive Officer and Director	March 6, 2023
Brian McKelligon	(Principal Executive Officer)

/s/ Joseph Driscoll	Chief Financial Officer	March 6, 2023
Joseph Driscoll

/s/ Robert G. Shepler	Chair of the Board	March 6, 2023
Robert G. Shepler

/s/ Garry Nolan, PhD	Director	March 6, 2023
Garry Nolan, PhD

/s/ Thomas Raffin, MD	Director	March 6, 2023
Thomas Raffin, MD

/s/ Thomas P. Schnettler	Director	March 6, 2023
Thomas P. Schnettler

Name	Title	Date

/s/ Scott Mendel	Director	March 6, 2023
Scott Mendel

/s/ Matthew Winkler, PhD	Director	March 6, 2023
Matthew Winkler, PhD

/s/ Myla Lai-Goldman, MD	Director	March 6, 2023
Myla Lai-Goldman, MD