Form 10-Q
period 2023-03-31
Akoya Biosciences, Inc.
filed 2023-05-09
CIK 1711933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Number of shares of the registrant’s common shares outstanding at April 28, 2023: 38,405,567

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

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$60,247	$74,229
Marketable securities	—	6,989
Accounts receivable, net	12,943	9,729
Inventories, net	14,507	14,486
Prepaid expenses and other current assets	3,977	6,764
Total current assets	91,674	112,197
Property and equipment, net	10,425	10,174
Restricted cash	304	303
Demo inventory, net	1,967	2,084
Intangible assets, net	19,496	20,048
Goodwill	18,262	18,262
Operating lease right of use assets, net	10,187	10,785
Financing lease right of use assets, net	1,290	1,490
Other assets	692	688
Total assets	$154,297	$176,031
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,683	$10,628
Accrued expenses and other current liabilities	14,300	16,519
Current portion of operating lease liabilities	2,975	3,009
Current portion of financing lease liabilities	608	620
Deferred revenue	6,657	6,279
Total current liabilities	33,223	37,055
Deferred revenue, net of current portion	2,545	2,114
Long-term debt, net of debt discount	63,455	63,277
Deferred tax liability, net	87	87
Operating lease liabilities, net of current portion	7,698	8,203
Financing lease liabilities, net of current portion	539	675
Contingent consideration liability (Note 4), net of current portion	4,626	6,039
Total liabilities	112,173	117,450
Stockholders’ equity:
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common Stock, $0.00001 par value; 500,000,000 shares authorized at March 31, 2023 and December 31, 2022; 38,399,071 and 38,288,188 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid in capital	227,672	225,333
Accumulated deficit	(185,550)	(166,748)
Accumulated other comprehensive loss	—	(6)
Total stockholders’ equity	42,124	58,581
Total liabilities and stockholders’ equity	$154,297	$176,031

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except share & per share data)

	Three months ended
	March 31,	March 31,
	2023	2022
Revenue:
Product revenue	$15,524	$13,343
Service and other revenue	5,886	3,551
Total revenue	21,410	16,894
Cost of goods sold:
Cost of product revenue	5,751	4,080
Cost of service and other revenue	3,366	2,718
Total cost of goods sold	9,117	6,798
Gross profit	12,293	10,096
Operating expenses:
Selling, general and administrative	21,758	18,193
Research and development	5,773	5,714
Change in fair value of contingent consideration	227	200
Depreciation and amortization	1,971	1,543
Total operating expenses	29,729	25,650
Loss from operations	(17,436)	(15,554)
Other income (expense):
Interest expense	(2,054)	(749)
Interest income	765	22
Other expense, net	(48)	(96)
Loss before provision for income taxes	(18,773)	(16,377)
Provision for income taxes	(29)	(22)
Net loss	$(18,802)	$(16,399)
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.44)
Weighted-average shares outstanding, basic and diluted	38,326,024	37,464,496

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three months ended
	March 31,	March 31,
	2023	2022
Net loss	$(18,802)	$(16,399)
Other comprehensive income:
Unrealized gain on marketable securities	6	—
Total other comprehensive income	6	—
Comprehensive loss	$(18,796)	$(16,399)

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)

					Accumulated
			Additional		other	Total
	Common Stock		Paid in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	income (loss)	Equity
Balance at December 31, 2022	38,288,188	$2	$225,333	$(166,748)	$(6)	$58,581
Exercise of stock options	88,756	—	58	—	—	58
Vesting of restricted stock units	22,127	—	(94)	—	—	(94)
Other comprehensive income	—	—	—	—	6	6
Net loss	—	—	—	(18,802)	—	(18,802)
Stock-based compensation	—	—	2,375	—	—	2,375
Balance at March 31, 2023	38,399,071	$2	$227,672	$(185,550)	$—	$42,124

					Accumulated
			Additional		other	Total
	Common Stock		Paid in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	income (loss)	Equity
Balance at December 31, 2021	37,424,101	$2	$217,456	$(96,107)	$—	$121,351
Exercise of stock options	78,257	—	55	—	—	55
Net loss	—	—	—	(16,399)	—	(16,399)
Stock-based compensation	—	—	1,545	—	—	1,545
Balance at March 31, 2022	37,502,358	$2	$219,056	$(112,506)	$—	$106,552

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three months ended
	March 31,	March 31,
	2023	2022
Operating activities
Net loss	$(18,802)	$(16,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,121	1,619
Non-cash interest expense	178	105
Stock-based compensation expense	2,375	1,545
Deferred taxes	—	10
Change in fair value of contingent consideration	227	200
Net accretion of marketable securities	(5)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,214)	(1,870)
Prepaid expenses and other assets	2,517	(1,151)
Inventories, net	(137)	(2,286)
Operating lease right of use assets	598	472
Accounts payable	(1,945)	2,083
Accrued expenses and other liabilities	(3,941)	(2,460)
Operating lease liabilities	(539)	(397)
Deferred revenue	809	597
Net cash used in operating activities	(19,758)	(17,932)
Investing activities
Purchases of property and equipment	(804)	(1,138)
Maturities of marketable securities	7,000	—
Net cash provided by (used in) investing activities	6,196	(1,138)
Financing activities
Proceeds from stock option exercises	58	55
Settlement of restricted stock units for tax withholding obligations	(94)	—
Principal payments on financing leases	(148)	(126)
Payments of debt issuance costs	(33)	—
Payments of deferred offering costs	(202)	—
Net cash used in financing activities	(419)	(71)
Net decrease in cash, cash equivalents, and restricted cash	(13,981)	(19,141)
Cash, cash equivalents, and restricted cash at beginning of year	74,532	113,381
Cash, cash equivalents, and restricted cash at end of year	$60,551	$94,240
Supplemental disclosures of cash flow information
Cash paid for interest	$1,793	$638
Cash paid for income taxes	$—	$—
Supplemental disclosures of non-cash activities
Purchases of property and equipment included in accounts payable and accrued expenses	$529	$887

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

On September 28, 2018, the Company acquired the commercial Quantitative Pathology Solutions (“QPS”) division of PerkinElmer, Inc. (“PKI”) for multiplex immunofluorescence, with the aim of providing consumers with a full suite of end-to-end solutions for high parameter tissue analysis. The QPS technology offers pathology solutions for cancer immunology and immunotherapy research, including advanced multiplex immunochemistry staining kits, multispectral imaging and whole side scanning instruments, and image analysis software. The Company’s combined portfolio of complementary technologies aims to fuel groundbreaking advancements in cancer immunology, immunotherapy, neurology and a wide range of other applications. The Company sells into three main regions across the world: North America, Asia-Pacific (“APAC”), and Europe-Middle East-Africa (“EMEA”).

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of March 31, 2023, the consolidated statements of operations, the consolidated statements of comprehensive loss, the consolidated statements of stockholders’ equity, and the consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023, the results of its operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are also unaudited. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Annual Report on Form 10-K filed with the SEC on March 6, 2023.

Liquidity and going concern

At March 31, 2023, the Company had cash and cash equivalents of $60,247 and an accumulated deficit of $185,550. The future success of the Company is dependent on its ability to successfully commercialize its products, successfully launch future products, obtain additional capital and ultimately attain profitable operations. The Company has funded its operations primarily through its preferred stock issuances, debt financing arrangements, and the initial public offering of the Company’s common stock in April of 2021 (the “IPO”).

The Company is subject to a number of risks similar to other newly commercial life sciences companies, including, but not limited to, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The Company has incurred losses since its inception and has used cash from operations of $19,758 during the three months ended March 31, 2023. However, the Company believes that its existing cash and cash equivalents will be adequate to satisfy its current operating plans for at least the next twelve months from the issuance of these financial statements.

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

(2) Summary of significant accounting policies

Significant accounting policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “Commission”) and have not materially changed during the three months ended March 31, 2023.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products, and between service and other revenue, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates the Company’s revenue by major source:

	Three months ended
	March 31, 2023	March 31, 2022
Revenue
Product revenue
Instruments	$9,607	$8,521
Consumables	5,712	4,628
Standalone software products	205	194
Total product revenue	$15,524	$13,343
Service and other revenue	$5,886	$3,551
Total revenue	$21,410	$16,894

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

Contract Assets and Liabilities

The Company did not record any contract assets at March 31, 2023 or December 31, 2022.

The Company’s contract liabilities consist of upfront payments for service-based warranties on instrument sales, as well as lab services. The Company classifies contract liabilities associated with service based warranties in deferred revenue, and contract liabilities associated with lab services in accrued expenses. Contract liabilities are classified as current or noncurrent based on the timing of when the Company expects to service the warranty, or complete the lab services contract.

Cost to Obtain and Fulfill a Contract

Under ASC 606, the Company is required to capitalize certain costs to obtain customer contracts and costs to fulfill customer contracts. These costs are required to be amortized to expense on a systemic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates, compared to previously being expensed as incurred. As a practical expedient, the Company recognizes any incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset is one year or less. Capitalizable costs to obtain contracts, such as commissions, and costs to fulfill customer contracts were determined to be immaterial for the three months ended March 31, 2023 and 2022.

Stock-based compensation

The Company records stock-based compensation for awards granted to employees, non-employees, and to members of the Board of Directors of the Company (the “Board”) for their services on the Board based on the grant date fair value of awards issued, and the expense is recorded on a straight-line basis over the requisite service period, which is generally four years.

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

Refer to Note 11 for further details on the Company’s stock-based compensation plans.

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

Comprehensive income (loss)

Components of comprehensive income (loss), including net loss, are reported in the financial statements in the period in which they are recognized. Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders which for the three months ended March 31, 2023 consist of unrealized gain on marketable securities.

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

Recently adopted accounting standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-03 (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted ASU 2016-13 on January 1, 2023 using the modified retrospective approach. The Company’s consolidated financial statements for prior-year periods have not been revised and are reflective of the credit loss requirements which were in effect for that period. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead of determining a hypothetical purchase price allocation to measure goodwill impairment, the Company will compare the fair value of a reporting unit with its carrying amount. The update also includes a new requirement to disclose the amount of goodwill allocated to reporting units with zero or negative carrying amounts. The Company adopted ASU 2017-04 on January 1, 2023. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

(3) Significant risks and uncertainties including business and credit concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities, and receivables. The Company’s cash equivalents are held by large, credit worthy financial institutions. Marketable securities consist of short-term investments. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Deposits in these banks generally exceed federally insured limits. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for credit loss is based on management’s assessment of the collectability of specific customer accounts and the aging of the related invoices and represents the Company’s best estimate of probable credit losses in its existing accounts receivable. The Company had an allowance for credit loss of $45 and $45 at March 31, 2023 and December 31, 2022, respectively.

For the three months ended March 31, 2023 and 2022, no single customer accounted for more than 10% of revenue. As of March 31, 2023 and December 31, 2022, no single customer accounted for more than 10% of accounts receivable.

(4) Fair value of financial instruments

The Company measures the following financial liabilities at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented.

The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of March 31, 2023 and December 31, 2022:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$60,247	$1,575	$58,672	$—
Total Assets	$60,247	$1,575	$58,672	$—

Liabilities:
Contingent consideration – Long term portion	$4,626	$—	$—	$4,626
Total Liabilities	$4,626	$—	$—	$4,626

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$74,229	$73,973	$256	$—
U.S. Treasury securities	6,989	—	6,989	—
Total Assets	$81,218	$73,973	$7,245	$—

Liabilities:
Contingent consideration – Long term portion	$6,039	$—	$—	$6,039
Total Liabilities	$6,039	$—	$—	$6,039

The following is a summary of cash, cash equivalents, and marketable securities as of March 31, 2023 and December 31, 2022:

	March 31, 2023
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash and cash equivalents	$60,247	$—	$—	$60,247
Total cash and cash equivalents	$60,247	$—	$—	$60,247

	December 31, 2022
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash and cash equivalents	$74,229	$—	$—	$74,229
Marketable securities:
U.S. Treasury securities due in one year or less	6,995	—	(6)	6,989
Total marketable securities	6,995	—	(6)	6,989
Total cash, cash equivalents, and marketable securities	$81,224	$—	$(6)	$81,218

The Company had no material realized gains or losses on its available-for-sale securities for the three months ended March 31, 2023 and 2022.

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

Changes in the fair value of the Company’s long-term portion of the contingent consideration liability during the three months ended March 31, 2023 and 2022 were as follows:

Balance as of December 31, 2022	$6,039
Reclassification of FY 2023 payment to accrued expenses	(1,640)
Change in contingent consideration value	227
Balance as of March 31, 2023	$4,626

Balance as of December 31, 2021	$7,850
Reclassification of FY 2022 payment to accrued expenses	(1,295)
Change in contingent consideration value	200
Balance as of March 31, 2022	$6,755

The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs:

	Fair Value
	as of
	March 31,	Valuation	Unobservable
Contingent Consideration Liability	2023	Technique	Inputs
Revenue-based Payments	$4,626	Discounted Cash Flow Analysis under the Income Approach	Revenue discount factor, discount rate

(5) Property and equipment, net

Property and equipment consists of the following:

	Estimated Useful	March 31,	December 31,
	Life (Years)	2023	2022
Furniture and fixtures	7	$679	$452
Computers, laptop and peripherals	5	5,136	4,762
Laboratory equipment	5	7,742	7,302
Leasehold improvements	Shorter of the lease life or 7	3,951	3,983
Total property and equipment		17,508	16,499
Less: Accumulated depreciation		(7,083)	(6,325)
Property and equipment, net		$10,425	$10,174

Depreciation expense of $698 and $434 relating to property and equipment was charged to operations for the three months ended March 31, 2023 and 2022, respectively. Depreciation expense of $79 and $76 relating to property and equipment was charged to cost of sales for the three months ended March 31, 2023 and 2022, respectively.

Demo inventory consists of the following:

	Estimated	March 31,	December 31,
	Life (Years)	2023	2022
Demo inventory – gross	3	$4,663	$4,453
Less: Accumulated depreciation		(2,696)	(2,369)
Demo inventory, net		$1,967	$2,084

Depreciation expense of $326 and $352 relating to demo equipment was charged to operations for the three months ended March 31, 2023 and 2022, respectively.

(6) Allowance for credit losses

The Company is exposed to credit losses primarily through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customers’ trade accounts receivable. Due to the short-term nature of such receivables, the estimated accounts receivable that may not be collected is based on aging of the accounts receivable balances.

The Company evaluates contract terms and conditions, country, and political risk, and may require prepayment to mitigate risk of loss. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company monitors changes to the receivables balance on a timely basis, and balances are written off as they are determined to be uncollectable after all collection efforts have been exhausted.

As of March 31, 2023, the Company’s accounts receivable balance was $12,988, net of $45 of allowance for credit losses. The following table provides a roll-forward of the allowance for credit losses for the three months ended March 31, 2023 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

Balance at January 1, 2023	$45
Change in provision	—
Balance at March 31, 2023	$45

(7) Intangible assets and goodwill

Intangible assets as of March 31, 2023 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(3,544)	$8,256	15
Developed technology	8,300	(3,116)	5,184	12
Licenses	213	(180)	33	15
Trade names and trademarks	6,300	(2,757)	3,543	12
Capitalized software	2,896	(416)	2,480	5
Non-compete agreements	300	(300)	—	4
Total intangible assets	$29,809	$(10,313)	$19,496

Intangible assets as of December 31, 2022 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(3,348)	$8,452	15
Developed technology	8,300	(2,943)	5,357	12
Licenses	213	(36)	177	15
Trade names and trademarks	6,300	(2,550)	3,750	12
Capitalized software	2,631	(319)	2,312	5
Non-compete agreements	300	(300)	—	4
Total intangible assets	$29,544	$(9,496)	$20,048

Total amortization expense for the three months ended March 31, 2023 and 2022 was $817 and $618, respectively, which was charged to operations.

As of March 31, 2023 the amortization expense related to identifiable intangible assets in future periods is expected to be as follows:

2023 remaining	$2,163
2024	2,887
2025	2,887
2026	2,856
2027	1,869
Thereafter	6,834
Total	$19,496

As of March 31, 2023 and December 31, 2022, the goodwill balance is $18,262.

(8) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2023	2022
Payroll and compensation	$4,487	$8,288
Current portion of contingent consideration	3,348	1,709
Inventory purchases	783	488
Other accrued expenses	5,682	6,034
Total accrued expenses and other current liabilities	$14,300	$16,519

(9) Debt

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

The interest rate was 11.58% at March 31, 2023. A final payment fee of $3,028 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the three months ended March 31, 2023 and 2022, the Company recorded $150 and $81, respectively, related to the amortization of the final payment fee associated with the Midcap Trust Term Loan.

Debt consists of the following:

	March 31,	December 31,
	2023	2022
Midcap Trust Term Loan	$63,750	$63,750
Unamortized debt discount	(536)	(565)
Accretion of final fee	241	92
Total debt, net	$63,455	$63,277

As of March 31, 2023, future principal payments due under the Midcap Trust Term Loan, excluding the $3,028 final payment fee, are as follows:

Midcap Trust
Year ended:	Term Loan
December 31, 2023	$—
December 31, 2024	—
December 31, 2025	2,656
December 31, 2026	31,875
December 31, 2027	29,219
Total minimum principal payments	$63,750

(10) Stockholder’s equity

The Company’s Amended and Restated Certificate of Incorporation authorizes it to issue 500,000,000 shares of common stock, $0.00001 par value per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. Each share of Class A common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board, subject to the prior rights of holders of all classes of stock outstanding. As of March 31, 2023 and December 31, 2022, a total of 38,399,071 and 38,288,188 shares of common stock were issued and outstanding, respectively, and 9,625,710 and 7,834,432 shares of common stock were reserved for issuance upon the exercise of stock options and vesting of restricted stock, respectively.

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

Issuance costs incurred related to the Equity Distribution Agreement are classified as long-term assets on the balance sheet at March 31, 2023 and December 31, 2022.

(11) Stock compensation plans

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

Stock Options

During the three months ended March 31, 2023 and 2022, the Company granted options with an aggregate fair value of $6,008 and $4,481, respectively, which are being recorded as compensation expense over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding), volatility of the Company’s common stock and an assumed-risk-free interest rate.

Expected Volatility. The Company uses an average historical stock price volatility of comparable public companies within a group of similar entities that were deemed to be representative of future stock price trends as the Company does not have sufficient trading history for its common stock. The Company will continue to apply this process until a sufficient amount of historical information regarding volatility of its own stock price becomes available.

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

During the three months ended March 31, 2023, the Company granted options to purchase 982,400 shares of common stock at a weighted average fair value of $6.12 per share and a weighted average exercise price of $10.86 per share. During the three months ended March 31, 2022, the Company granted options to purchase 811,000 shares of common stock at a weighted average fair value of $5.54 per share and a weighted average exercise price of $11.20 per share. For the three months ended March 31, 2023 and 2022, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three months ended	Three months ended
	March 31,	March 31,
	2023	2022

Weighted-average risk-free interest rate	3.9%	2.0%
Expected dividend yield	0%	0%
Expected volatility	55.4%	49.9%
Expected term	6.1 years	6.0 years

Restricted Stock Units

During the three months ended March 31, 2023 and 2022, the Company granted RSUs with an aggregate fair value of $11,547 and $1,634, respectively, which are being recorded as compensation expense over the requisite service period. The fair value of each grant is calculated based on the Company’s stock price on the date of grant. During the three months ended March 31, 2023, the Company granted 1,027,590 shares of restricted common stock at a weighted average fair value of $11.24 per share. During the three months ended March 31, 2022, the Company granted 137,500 shares of restricted common stock at a weighted average fair value of $11.88 per share.

Stock-Based Compensation

Stock-based compensation related to the Company’s stock-based awards was recorded as an expense and allocated as follows:

	Three months ended
	March 31,
	2023	2022
Cost of goods sold	$86	$47
Selling, general and administrative	1,922	1,225
Research and development	367	273
Total stock-based compensation	$2,375	$1,545

As of March 31, 2023 and 2022, there was $19,799 and $18,700, respectively, of total unrecognized compensation cost related to non-vested stock options. The Company expects to recognize that cost over a remaining weighted-average period of 2.9 years and 3.3 years as of March 31, 2023 and 2022, respectively.

As of March 31, 2023 and 2022 there was $14,371 and $1,625 of total unrecognized compensation cost related to non-vested RSUs. The Company expects to recognize that cost over a remaining weighted-average period of 3.8 and 4.0 years as of March 31, 2023 and 2022, respectively.

(12) Employee stock purchase plan

On March 24, 2021, the Board and on April 8, 2021, its stockholders approved and adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective in connection with the closing of the Company’s IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. A total of 172,795 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2022 and ending with January 1, 2030, by an amount equal to 0.5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Board. No shares have been issued under the ESPP at March 31, 2023 and December 31, 2022, respectively.

(13) Income taxes

During the three months ended March 31, 2023 and 2022, the Company recorded a tax provision of $29 and $22, respectively. The tax benefit and provision consist primarily of foreign income taxes and state taxes in the United States. The provision differs from the U.S. federal statutory rate of 21% primarily due to the full valuation allowance recorded against the U.S. deferred tax assets, including the current year to date losses. The Company maintains a valuation allowance against its U.S. deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

(14) Commitments and contingencies

License Agreements

In September 2018, in connection with the acquisition of the QPS division of PKI, the Company entered into a License Agreement with PKI, pursuant to which PKI granted the Company an exclusive, nontransferable, sublicensable license under certain patent rights to make, use, import and commercialize QPS products and services. The Company is required to pay royalties on net sales of products and services that are covered by patent rights under the agreement at a rate ranging from 1.0% to 7.0%. The Company recorded approximately $1,639 and $1,709 of accrued royalties in connection with this agreement as of March 31, 2023 and December 31, 2022, respectively, payable in the first quarter of 2024 and 2023, respectively.

(15) Net loss per share attributable to common stockholders

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards. Awards granted with performance conditions are excluded from the shares used to compute diluted earnings per share until the performance conditions associated with the awards are met.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
	March 31,
	2023	2022

Net loss	$(18,802)	$(16,399)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	38,326,024	37,464,496
Basic and diluted net loss per common share outstanding	$(0.49)	$(0.44)

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

	March 31,
	2023	2022
Outstanding stock options	6,939,998	6,296,781
Unvested restricted stock units	1,353,370	137,500
Warrant to purchase common stock	—	158,274
Total	8,293,368	6,592,555

(16) Segments

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

The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped:

	Three months ended
	March 31,
	2023	2022

North America	$11,851	$9,324
APAC	4,387	3,509
EMEA	5,172	4,061
Total Revenue	$21,410	$16,894

	Three months ended
	March 31,
	2023	2022

North America	55%	55%
APAC	21%	21%
EMEA	24%	24%
Total Revenue	100%	100%

North America includes the United States and related territories, as well as Canada. APAC also includes Australia. For the three months ended March 31, 2023, the Company had two countries outside of the United States with 11% and 12% of total revenue, respectively. For the three months ended March 31, 2022, the Company had no countries outside of the United States with more than 10% of total revenue.

As of March 31, 2023 and December 31, 2022, substantially all of the Company’s long-lived assets are located in the United States.

(17) Related party transactions

Argonaut Manufacturing Services Inc. (“AMS”) is a portfolio company of Telegraph Hill Partners, which holds greater than 5% of our total outstanding shares. During the three months ended March 31, 2023 and 2022, the Company incurred costs of goods sold of approximately $1,947 and $971, respectively, related to sales of consumables manufactured by AMS. As of March 31, 2023 and December 31, 2022, $7,111 and $7,545, respectively, is included in inventory related to consumables manufactured by AMS. As of March 31, 2023 and December 31, 2022, the Company had $850 and $1,271 in accounts payable, respectively, due to AMS.

(18) Leases

The Company is a lessee under operating leases of offices, warehouse space, laboratory space, and auto leases, and financing leases of computer equipment, staining equipment, and furniture.

Some leases include an option to renew, with renewal terms that can extend the lease term by five years. The exercise of lease renewal options is at the Company’s sole discretion. None of these options to renew are recognized as part of the

Company’s right-to-use asset or lease liability as of March 31, 2023, as renewal was determined to not be reasonably assured.

The table below summarizes the Company’s lease costs for the three months ended March 31, 2023:

		Three Months Ended March 31,
Lease Costs	Classification	2023	2022
Finance lease cost:
Amortization of right-of-use assets	Cost of service and other revenue	$71	$—
Amortization of right-of-use assets	Depreciation and amortization	130	139
Interest on lease liabilities	Interest expense, net	20	6
Operating lease cost:
Rent expense	Cost of product revenue	28	—
Rent expense	Selling, general and administrative	784	710
Total lease cost		$1,033	$855

As of March 31, 2023, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

Maturity of operating lease liabilities	As of March 31, 2023
2023 remaining	$2,367
2024	2,760
2025	2,822
2026	2,619
2027	1,105
Thereafter	998
Total lease payments	$12,671
Less: discount to lease payments	(1,998)
Total operating lease liabilities	$10,673

As of March 31, 2023, future minimum commitments under ASC 842 under the Company’s financing leases were as follows:

Maturity of financing lease liabilities	As of March 31, 2023
2023 remaining	$470
2024	558
2025	205
2026	—
2027	—
Thereafter	—
Total lease payments	$1,233
Less: discount to lease payments	(86)
Total financing lease liabilities	$1,147

The table below summarizes the weighted-average remaining lease term (in years), the weighted-average incremental borrowing rate (in percentages), as well as supplemental cash flow information related to leases for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Lease Term, Discount Rates, and Other	2023		2022
Weighted average remaining lease term
Operating leases	4.4	years	4.6	years
Financing leases	2.1	years	2.4	years
Weighted average incremental borrowing rate
Operating leases	7.85%		7.85%
Financing leases	6.83%		4.97%
Cash payments of amounts included in lease liabilities
Operating cash flows from operating leases	$753		$637
Operating cash flows from finance leases	20		6
Financing cash flows from finance leases	148		126

(19) Subsequent events

The Company has evaluated subsequent events from the consolidated balance sheet date through May 8, 2023, which is the date the consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2022 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2023. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those in our Annual Report on Form 10-K for the year ended December 31, 2022, as referred to in the section titled “Risk Factors” under Part II, Item 1A below. Please also see the section titled “Special note regarding forward looking statements.”

Overview

We are an innovative life sciences technology company delivering spatial biology solutions focused on transforming discovery and clinical research. Our mission is to deliver a revolutionary new class of spatially derived biomarkers that empower life sciences researchers to better understand disease and clinicians to improve patient outcomes. Spatial biology refers to a rapidly evolving technology that enables academic and biopharma scientists to detect and map the distribution of cell types and biomarkers across whole tissue samples at single cell resolution, enabling advancements in their understanding of disease progression and patient response to therapy. Through our PhenoCycler™ (formerly CODEX®) and PhenoImager™ (formerly PhenopticsTM) platforms, reagents, software and services, we offer end-to-end solutions to perform tissue analysis and spatial phenotyping across the full continuum from discovery through translational and clinical research.

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

For each of the three months ended March 31, 2023 and 2022, revenue from North America accounted for approximately 55% of our revenue, respectively.

As of March 31, 2023, we employed a commercial team of 171 employees, including many with significant industry and technical experience. This total includes field instrument service personnel whose salaries and other personnel costs are classified in cost of goods sold in our consolidated statements of operations. We follow a direct sales model in North America and EMEA, while selling through third-party distributors and dealers in APAC.

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

As of the date of this Quarterly Report on Form 10-Q, we have financed our operations primarily from the issuance and sale of convertible preferred stock, borrowings under our long-term debt agreement, and our IPO. We have incurred net losses in each year since our inception in 2015. Our net losses were $18.8 million and $16.4 million for the three months ended March 31, 2023 and 2022, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Drive incremental pull through

We believe that expansion of our installed base to new and existing customers will drive an increase in our recurring reagent and instrument service revenue. In addition, as our research and development team identifies and launches new applications and biomarker targets, we expect to increase incremental pull through on our existing and new instrument installed base. Recurring revenue was 38% of total revenue for each of the three months ended March 31, 2023 and 2022, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our installed base expands, we expect recurring revenue on an absolute basis to increase and become an increasingly important contributor to our revenue.

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

During the three months ended March 31, 2023 and 2022, our instrument placements were as follows:

	Three months ended
	March 31,
	2023	2022
Instrument Placements:	58	51

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

Components of results of operations

Revenue

Product Revenue

We generate product revenue from the sale of our instruments, consumables and software products. Instrument sales accounted for 62% and 64% of our product revenue for the three months ended March 31, 2023 and 2022, respectively. Consumables revenue accounted for 37% and 35% of our product revenue for the three months ended March 31, 2023 and 2022, respectively.

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

During the three months ended March 31, 2023 and 2022, respectively, our revenue was comprised of the following sources:

	Three months ended
	March 31,
($ in thousands)	2023	2022
Revenue:
Product revenue	$15,524	$13,343
Service and other revenue	5,886	3,551
Total revenue	$21,410	$16,894

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

Gross profit was $12.3 million compared to $10.1 million for the three months ended March 31, 2023 and 2022, respectively.

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

Interest income. Interest income consists of interest earned on cash and cash equivalents.

Other expense, net. Other expense, net consists primarily of franchise tax and foreign currency exchange gains and losses.

Provision for income taxes

Our provision for income taxes consists primarily of foreign taxes and minimal state taxes in the United States. As we expand the scale and scope of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future.

Results of operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in the Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three months ended
	March 31,
($ in thousands)	2023	2022
Product revenue	$15,524	$13,343
Service and other revenue	5,886	3,551
Total revenue	21,410	16,894
Cost of goods sold:
Cost of product revenue	5,751	4,080
Cost of service and other revenue	3,366	2,718
Total cost of goods sold	9,117	6,798
Gross profit	12,293	10,096
Operating expenses:
Selling, general and administrative	21,758	18,193
Research and development	5,773	5,714
Change in fair value of contingent consideration	227	200
Depreciation and amortization	1,971	1,543
Total operating expenses	29,729	25,650
Loss from operations	(17,436)	(15,554)
Other income (expense):
Interest expense	(2,054)	(749)
Interest income	765	22
Other expense, net	(48)	(96)
Loss before provision for income taxes	(18,773)	(16,377)
Provision for income taxes	(29)	(22)
Net loss	$(18,802)	$(16,399)

Comparison of the three months ended March 31, 2023 and 2022

Revenue

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Product revenue	$15,524	$13,343	$2,181	16%
Service and other revenue	5,886	3,551	2,335	66%
Total revenue	$21,410	$16,894	$4,516	27%

Product revenue increased by $2.2 million, or 16%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily driven by a $1.1 million increase in consumable revenue resulting from a larger installed base of 992 systems as of March 31, 2023, as compared to 748 systems as of March 31, 2022, and a $1.1 million increase in instrument revenue resulting from 58 new system placements during the three months ended March 31, 2023, compared to 51 new system placements for the three months ended March 31, 2022.

Service and other revenue increased by $2.3 million, or 66%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to an increase relating to lab services operations, revenue generated from companion diagnostic development, and other immaterial changes.

Costs of Goods Sold, Gross Profit and Gross Margin

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Cost of product revenue	$5,751	$4,080	$1,671	41%
Cost of service and other revenue	3,366	2,718	648	24%
Total cost of goods sold	$9,117	$6,798	$2,319	34%
Gross profit	$12,293	$10,096	$2,197	22%
Gross margin	57%	60%

Cost of product revenue increased by $1.7 million, or 41%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in cost of product revenue was primarily driven by costs associated with increased instrument and consumable sales. Cost of service and other revenue increased by $0.6 million, or 24%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to increases in costs for lab services driven by an increase in activity, as well as an increase in extended warranty costs as there were higher customer renewals due to the maturity of the installed base.

Gross profit increased by $2.2 million, or 22%, and gross margin decreased by 3% for the three months March 31, 2023 as compared to the three months ended March 31, 2022. The increase in gross profit was primarily due to an overall increase in revenue. The decline in gross margin was primarily due to the cost increases noted above, which includes the impact of inflationary cost pressures.

Operating Expenses

Selling, General and Administrative

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Selling, general and administrative	$21,758	$18,193	$3,565	20%

Selling, general and administrative expense increased by $3.6 million, or 20%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to a $2.7 million increase in personnel-related expenses, as well as higher costs in facilities, supplies, software licenses and subscriptions, and other related costs to support the growth in overall operations subsequent to the IPO.

Research and development

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Research and development	$5,773	$5,714	$59	1%

Research and development expense increased by $0.1 million, or 1%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to a $1.0 million increase in personnel-related expenses due to an increase in headcount, offset by a $0.4 million decrease in third-party consulting costs and other immaterial changes.

Change in fair value of contingent consideration

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Change in fair value of contingent consideration	$227	$200	$27	14%

Change in fair value of contingent consideration increased by $27.0 thousand, or 14%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to current period remeasurement.

Depreciation and amortization

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Depreciation and amortization	$1,971	$1,543	$428	28%

The $0.4 million increase in depreciation and amortization expense was primarily related to an increase in property and equipment as of March 31, 2023 as compared to March 31, 2022.

Interest expense

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Interest expense	$2,054	$749	$1,305	174%

Interest expense increased by $1.3 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to increased debt levels as of March 31, 2023 as compared to March 31, 2022.

Interest income

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Interest income	$765	$22	$743	3,377%

Interest income increased by $0.7 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was due to higher interest rates earned on cash, cash equivalents, and marketable securities.

Other expense, net

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Other expense, net	$(48)	$(96)	$48	(50)%

Other expense, net increased by $48.0 thousand for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had approximately $60.2 million in cash and cash equivalents.

Since our inception, we have experienced losses and negative cash flows from operations, and we incurred a consolidated net loss of $18.8 million for the three months ended March 31, 2023 and had an accumulated deficit of $185.6 million as of March 31, 2023. We have historically relied on equity and debt financings to fund our operations to date. We may in the future sell shares of our common stock, including pursuant to the Equity Distribution Agreement, or draw the remaining tranche pursuant to Amendment No. 3 to the Midcap Trust Term Loan to help fund our operations.

We expect to incur additional operating losses in the foreseeable future as we continue to invest in the research and development of our product offerings, commercialize and launch platforms, and expand into new markets. Based on our current business plan, we believe our existing cash and cash equivalents and anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months following the date of the filing of this Quarterly Report on Form 10-Q.

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

We were in compliance with all covenants under the Midcap Trust Term Loan as of March 31, 2023.

At-the-Market Offering

On November 7, 2022, we entered into the Equity Distribution Agreement with Piper Sandler with respect to an ATM offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Piper Sandler as our sales agent. As of March 31, 2023, we have not sold any shares of common stock under the ATM program.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three months ended
	March 31,
($ in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(19,758)	$(17,932)
Investing activities	6,196	(1,138)
Financing activities	(419)	(71)
Net decrease in cash, cash equivalents, and restricted cash	$(13,981)	$(19,141)

Operating activities

Net cash used in operating activities increased by $1.8 million to $19.8 million in the three months ended March 31, 2023 compared to $17.9 million in the three months ended March 31, 2022.

Net cash used in operating activities during the three months ended March 31, 2023 consisted of a net loss of $18.8 million and a change in our net operating assets and liabilities of $5.9 million, offset by non-cash charges of $4.9 million. The change in our net operating assets and liabilities was due to decreases in accounts payable, accrued expenses and other liabilities of $5.8 million, increases in accounts receivable of $3.2 million, decreases in operating lease liabilities of $0.5 million and increased inventory levels of $0.1 million, offset by decreases in prepaid expenses and other assets of $2.5 million, increases in deferred revenue of $0.8 million, and decreases in operating lease right of use assets of $0.6 million. Non-cash charges primarily consisted of $2.4 million of stock-based compensation expense, $2.1 million of depreciation and amortization, $0.2 million of non-cash interest expense, and a $0.2 million change in fair value of contingent consideration.

Net cash used in operating activities during the three months ended March 31, 2022 consisted of a net loss of $16.4 million and a net change in our net operating assets and liabilities of $5.0 million, offset by non-cash charges of $3.5 million. The change in our net operating assets and liabilities was primarily due to increased inventory levels of $2.3 million, increased accounts receivable of $1.9 million, increased prepaid expenses and other assets of $1.2 million, and decreases in accounts payable, accrued expenses and other liabilities of $0.4 million, offset by increases in deferred revenue of $0.6 million and decreases in operating lease right of use assets of $0.5 million. Non-cash charges primarily consisted of $1.6 million of depreciation and amortization, $0.2 million in change in fair value of contingent consideration, and $0.1 million of non-cash interest expense.

Investing activities

Net cash provided by investing activities was $6.2 million in the three months ended March 31, 2023 compared to net cash used in investing activities of $1.1 million during the three months ended March 31, 2022.

Net cash provided by investing activities for the three months ended March 31, 2023 was driven by maturities of marketable securities of $7.0 million, offset by purchases of property and equipment of $0.8 million.

Net cash used in investing activities for the three months ended March 31, 2022 was driven by purchases of property and equipment of $1.1 million.

Financing activities

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2023 compared to $0.1 million for the three months ended March 31, 2022.

Net cash used in financing activities for the three months ended March 31, 2023 was primarily driven by $0.2 million in payments of deferred offering costs, $0.1 million in principal payments on financing leases, and $0.1 million in settlement of restricted stock units for tax withholding obligations.

Net cash used in financing activities for the three months ended March 31, 2022 was driven by $126 thousand in principal payments on financing leases, offset by $55 thousand in proceeds from stock option exercises.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 6, 2023.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023. There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 6, 2023. The risk factors may be important to understanding other statements in this report and should be read in conjunction with the unaudited financial statements and related notes in this report. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operations, product pipeline, operating results, financial condition or liquidity, and consequently, the value of our securities. Further, additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and prospects.

There have been no material changes to the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 6, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1	333-254760	3.3	3/26/2021
3.2	Amended and Restated Bylaws	S-1	333-254760	3.4	3/26/2021
4.1	Amended and Restated Investors’ Rights Agreement, dated September 27, 2019, by and among the Registrant and certain of its stockholders	S-1	333-254760	10.15	3/26/2021
10.1+	Offer Letter, dated January 30, 2023, by and between the Registrant and Johnny Ek					X
10.2+	Offer Letter, dated January 31, 2023, by and between the Registrant and Jennifer Kamocsay					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1 *	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2 *	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Management contract or compensatory plan or arrangement.

*This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Akoya Biosciences, Inc.

Date: May 8, 2023	By:	/s/ Brian McKelligon
Brian McKelligon
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2023	By:	/s/ Johnny Ek
Johnny Ek
Chief Financial Officer
(Principal Financial and Accounting Officer)