Form 10-Q
period 2023-09-30
Akoya Biosciences, Inc.
filed 2023-11-09
CIK 1711933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Number of shares of the registrant’s common shares outstanding at October 31, 2023: 49,076,173

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

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$78,595	$74,229
Marketable securities	—	6,989
Accounts receivable, net	16,096	9,729
Inventories, net	18,752	14,486
Prepaid expenses and other current assets	3,505	6,764
Total current assets	116,948	112,197
Property and equipment, net	10,843	10,174
Restricted cash	330	303
Demo inventory, net	1,305	2,084
Intangible assets, net	18,123	20,048
Goodwill	18,262	18,262
Operating lease right of use assets, net	9,003	10,785
Financing lease right of use assets, net	1,776	1,490
Other assets	654	688
Total assets	$177,244	$176,031
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,890	$10,628
Accrued expenses and other current liabilities	13,194	16,519
Current portion of operating lease liabilities	2,790	3,009
Current portion of financing lease liabilities	799	620
Deferred revenue	6,850	6,279
Total current liabilities	35,523	37,055
Deferred revenue, net of current portion	2,782	2,114
Long-term debt, net of debt discount	63,818	63,277
Deferred tax liability, net	87	87
Operating lease liabilities, net of current portion	6,752	8,203
Financing lease liabilities, net of current portion	914	675
Contingent consideration liability (Note 4), net of current portion	5,255	6,039
Other liabilities	140	—
Total liabilities	115,271	117,450
Stockholders’ equity:
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common Stock, $0.00001 par value; 500,000,000 shares authorized at September 30, 2023 and December 31, 2022; 49,062,360 and 38,288,188 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid in capital	281,240	225,333
Accumulated deficit	(219,269)	(166,748)
Accumulated other comprehensive loss	—	(6)
Total stockholders’ equity	61,973	58,581
Total liabilities and stockholders’ equity	$177,244	$176,031

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except share & per share data)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$18,048	$14,438	$50,719	$41,942
Service and other revenue	7,167	4,414	19,427	11,698
Total revenue	25,215	18,852	70,146	53,640
Cost of goods sold:
Cost of product revenue	6,208	5,455	19,747	14,733
Cost of service and other revenue	3,731	2,490	10,714	7,563
Total cost of goods sold	9,939	7,945	30,461	22,296
Gross profit	15,276	10,907	39,685	31,344
Operating expenses:
Selling, general and administrative	19,017	19,922	63,483	58,705
Research and development	5,173	5,466	17,219	16,778
Change in fair value of contingent consideration	262	357	1,019	(599)
Depreciation and amortization	2,375	1,815	6,193	4,975
Total operating expenses	26,827	27,560	87,914	79,859
Loss from operations	(11,551)	(16,653)	(48,229)	(48,515)
Other income (expense):
Interest expense	(2,239)	(1,109)	(6,468)	(2,707)
Interest income	1,074	136	2,576	212
Other expense, net	(185)	(225)	(338)	(607)
Loss before provision for income taxes	(12,901)	(17,851)	(52,459)	(51,617)
Provision for income taxes	(15)	(21)	(62)	(149)
Net loss	$(12,916)	$(17,872)	$(52,521)	$(51,766)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.47)	$(1.23)	$(1.37)
Weighted-average shares outstanding, basic and diluted	48,975,432	37,900,821	42,686,065	37,660,814

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Net loss	$(12,916)	$(17,872)	$(52,521)	$(51,766)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	—	26	6	(66)
Total other comprehensive income (loss)	—	26	6	(66)
Comprehensive loss	$(12,916)	$(17,846)	$(52,515)	$(51,832)

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)

					Accumulated
			Additional		other	Total
	Common Stock		Paid in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	income (loss)	Equity
Balance at December 31, 2022	38,288,188	$2	$225,333	$(166,748)	$(6)	$58,581
Exercise of stock options	88,756	—	58	—	—	58
Vesting of restricted stock units	22,127	—	(94)	—	—	(94)
Other comprehensive income	—	—	—	—	6	6
Net loss	—	—	—	(18,802)	—	(18,802)
Stock-based compensation	—	—	2,375	—	—	2,375
Balance at March 31, 2023	38,399,071	$2	$227,672	$(185,550)	$—	$42,124
Exercise of stock options	379,418	—	143	—	—	143
Vesting of restricted stock units	38,452	—	—	—	—	—
Sale of common stock in underwritten offering, net of costs	10,005,000	—	47,817	—	—	47,817
Net loss	—	—	—	(20,803)	—	(20,803)
Stock-based compensation	—	—	2,620	—	—	2,620
Balance at June 30, 2023	48,821,941	$2	$278,252	$(206,353)	$—	$71,901
Exercise of stock options	182,557	—	110	—	—	110
Vesting of restricted stock units	57,862	—	—	—	—	—
Net loss	—	—	—	(12,916)	—	(12,916)
Stock-based compensation	—	—	2,878	—	—	2,878
Balance at September 30, 2023	49,062,360	$2	$281,240	$(219,269)	$—	$61,973

					Accumulated
			Additional		other	Total
	Common Stock		Paid in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	income (loss)	Equity
Balance at December 31, 2021	37,424,101	$2	$217,456	$(96,107)	$—	$121,351
Exercise of stock options	78,257	—	55	—	—	55
Net loss	—	—	—	(16,399)	—	(16,399)
Stock-based compensation	—	—	1,545	—	—	1,545
Balance at March 31, 2022	37,502,358	$2	$219,056	$(112,506)	$—	$106,552
Exercise of stock options	264,297	—	164	—	—	164
Net loss	—	—	—	(17,495)	—	(17,495)
Other comprehensive loss	—	—	—	—	(92)	(92)
Stock-based compensation	—	—	1,721	—	—	1,721
Balance at June 30, 2022	37,766,655	$2	$220,941	$(130,001)	$(92)	$90,850
Exercise of stock options	63,102	—	40	—	—	40
Exercise of stock warrant	118,096	—	—	—	—	—
Net loss	—	—	—	(17,872)	—	(17,872)
Other comprehensive income	—	—	—	—	26	26
Stock-based compensation	—	—	2,044	—	—	2,044
Balance at September 30, 2022	37,947,853	$2	$223,025	$(147,873)	$(66)	$75,088

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine months ended
	September 30,	September 30,
	2023	2022
Operating activities
Net loss	$(52,521)	$(51,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,784	5,248
Non-cash interest expense	541	381
Stock-based compensation expense	7,873	5,310
Deferred taxes	—	99
Change in fair value of contingent consideration	1,019	(599)
Net accretion of marketable securities	(5)	(160)
Loss on sale of property and equipment	—	82
Operating lease right of use assets	1,782	(898)
Adjustment for excess and obsolete inventories	2,600	—
Changes in operating assets and liabilities:
Accounts receivable, net	(6,367)	764
Prepaid expenses and other assets	2,547	(255)
Inventories, net	(7,040)	(3,976)
Accounts payable	1,262	(1,263)
Accrued expenses and other liabilities	(3,359)	987
Operating lease liabilities	(1,670)	1,018
Deferred revenue	1,239	1,539
Net cash used in operating activities	(45,315)	(43,489)
Investing activities
Purchases of property and equipment	(3,059)	(6,491)
Proceeds from sale of property and equipment	—	55
Purchase of marketable securities	—	(40,774)
Maturities of marketable securities	7,000	11,000
Net cash provided by (used in) investing activities	3,941	(36,210)
Financing activities
Sale of common stock in underwritten offering, net of costs	47,995	—
Proceeds from stock option exercises	311	259
Settlement of restricted stock units for tax withholding obligations	(94)	—
Proceeds from debt	—	20,000
Principal payments on financing leases	(496)	(458)
Payments of debt issuance costs	(33)	(138)
Payments of deferred at-the-market offering costs	(207)	—
Payments of contingent consideration	(1,709)	(1,207)
Net cash provided by financing activities	45,767	18,456
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,393	(61,243)
Cash, cash equivalents, and restricted cash at beginning of year	74,532	113,381
Cash, cash equivalents, and restricted cash at end of year	$78,925	$52,138
Supplemental disclosures of cash flow information
Cash paid for interest	$5,678	$2,189
Cash paid for income taxes	$56	$—
Supplemental disclosures of non-cash activities
Right-of-use asset obtained in exchange for lease liabilities	$914	$—
Unpaid offering costs related to sale of common stock in underwritten offering	$178	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$521	$352

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of September 30, 2023, the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023, the results of its operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2022 are also unaudited. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Annual Report on Form 10-K filed with the SEC on March 6, 2023.

Liquidity and going concern

At September 30, 2023, the Company had cash and cash equivalents of $78,595 and an accumulated deficit of $219,269. The future success of the Company is dependent on its ability to successfully commercialize its products, successfully launch future products, obtain additional capital and ultimately attain profitable operations. The Company has funded its operations primarily through its preferred stock issuances, debt financing arrangements, and through the sale of shares of our common stock. The Company completed its initial public offering of the Company’s common stock in April of 2021 (the “IPO”) and completed a follow-on public offering of the Company’s common stock in June of 2023, as further described in Note 10 below.

The Company is subject to a number of risks similar to other newly commercial life sciences companies, including, but not limited to, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The Company has incurred losses since its inception and has used cash from operations of $45,315 during the nine months ended September 30, 2023. However, the Company believes that its existing cash and cash equivalents will be adequate to satisfy its current operating plans for at least the next twelve months from the issuance of these financial statements.

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

(2) Summary of significant accounting policies

Significant accounting policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC and have not materially changed during the nine months ended September 30, 2023.

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

In June 2022, the Company entered into a Companion Diagnostic Agreement with Acrivon Therapeutics, Inc. (the “Acrivon Agreement”) to co-develop, validate, and commercialize Acrivon’s OncoSignature® test. The Company is entitled to be paid through an upfront payment and at the achievement of certain developmental, commercial, and FDA milestones during the development, that could aggregate to $10,850. A portion of these payments have been received from June 2022 through September 30, 2023.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products, and between service and other revenue, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates the Company’s revenue by major source:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue
Product revenue
Instruments	$12,045	$9,514	$32,928	$27,498
Consumables	5,735	4,724	17,266	13,847
Standalone software products	268	200	525	597
Total product revenue	$18,048	$14,438	$50,719	$41,942
Service and other revenue	$7,167	$4,414	$19,427	$11,698
Total revenue	$25,215	$18,852	$70,146	$53,640

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

Contract Assets and Liabilities

The Company’s contract assets consistent of revenues recognized, but not yet invoiced to customers for lab services and companion diagnostic development. The Company classifies contract assets in accounts receivable. Contract assets are classified as current or noncurrent based on timing of when the Company expects to invoice the customer. The Company recorded $1,847 in contract assets at September 30, 2023. The Company did not record any contract assets at December 31, 2022.

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

Cost to Obtain and Fulfill a Contract

Under ASC 606, the Company is required to capitalize certain costs to obtain customer contracts and costs to fulfill customer contracts. These costs are required to be amortized to expense on a systemic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates, compared to previously being expensed as incurred. As a practical expedient, the Company recognizes any incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset is one year or less. Capitalizable costs to obtain contracts, such as commissions, and costs to fulfill customer contracts were determined to be immaterial for the three and nine months ended September 30, 2023 and 2022.

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

Net loss per share attributable to common stockholders

Basic and diluted net loss per common share outstanding is determined by dividing net loss by the weighted average common shares outstanding during the period. For purposes of the diluted net loss per share calculations, stock options, and unvested restricted stock units, are considered to be potentially dilutive securities, but are excluded from the diluted net loss per share because their effect would be anti-dilutive and therefore basic and diluted net loss per share were the same for all periods presented.

Comprehensive income (loss)

Components of comprehensive income (loss), including net loss, are reported in the financial statements in the period in which they are recognized. Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders which for the three and nine months ended September 30, 2023 and 2022 consist of unrealized gain (loss) on marketable securities.

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

The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for credit losses. The allowance for credit loss is developed using historical collection experience, current and future economic and market conditions, and a review of the status of customers’ accounts receivable. The Company had an allowance for credit loss of $45 and $45 at September 30, 2023 and December 31, 2022, respectively.

For the three and nine months ended September 30, 2023, no single customer accounted for more than 10% of revenue. For the three and nine months ended September 30, 2022, no single customer accounted for more than 10% of revenue. As of September 30, 2023 and December 31, 2022, no single customer accounted for more than 10% of accounts receivable.

(4) Fair value of financial instruments

The Company measures the following financial liabilities at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented.

The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of September 30, 2023 and December 31, 2022:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$78,595	$78,595	$—	$—
Total Assets	$78,595	$78,595	$—	$—

Liabilities:
Contingent consideration – Short term portion	$1,803	$—	$—	$1,803
Contingent consideration – Long term portion	5,255	—	—	5,255
Total Liabilities	$7,058	$—	$—	$7,058

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$74,229	$73,973	$256	$—
U.S. Treasury securities	6,989	—	6,989	—
Total Assets	$81,218	$73,973	$7,245	$—

Liabilities:
Contingent consideration – Short term portion	$1,709	$—	$—	$1,709
Contingent consideration – Long term portion	6,039	—	—	6,039
Total Liabilities	$7,748	$—	$—	$7,748

The following is a summary of cash, cash equivalents, and marketable securities as of September 30, 2023 and December 31, 2022:

	September 30, 2023
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents	$78,595	$—	$—	$78,595
Total cash and cash equivalents	$78,595	$—	$—	$78,595

	December 31, 2022
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents	$74,229	$—	$—	$74,229
Marketable securities:
U.S. Treasury securities due in one year or less	6,995	—	(6)	6,989
Total marketable securities	6,995	—	(6)	6,989
Total cash, cash equivalents, and marketable securities	$81,224	$—	$(6)	$81,218

The Company had no material realized gains or losses on its available-for-sale securities for the three and nine months ended September 30, 2023 and 2022.

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

The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs:

	Fair Value
	as of
	September 30,	Valuation	Unobservable
Contingent Consideration Liability	2023	Technique	Inputs
Revenue-based Payments	$7,058	Discounted Cash Flow Analysis under the Income Approach	Revenue discount factor, discount rate

(5) Property and equipment, net

Property and equipment consists of the following:

	Estimated Useful	September 30,	December 31,
	Life (Years)	2023	2022
Furniture and fixtures	7	$465	$452
Computers, laptop and peripherals	5	5,159	4,762
Laboratory equipment	5	8,646	7,302
Leasehold improvements	Shorter of the lease life or 7	5,349	3,983
Total property and equipment		19,619	16,499
Less: Accumulated depreciation		(8,776)	(6,325)
Property and equipment, net		$10,843	$10,174

Depreciation expense of $752 and $2,171 relating to property and equipment was charged to operations for the three and nine months ended September 30, 2023, respectively. Depreciation expense of $699 and $1,681 relating to property and equipment was charged to operations for the three and nine months ended September 30, 2022, respectively. Depreciation expense of $112 and $342 relating to property and equipment was charged to cost of sales for the three and nine months ended September 30, 2023, respectively. Depreciation expense of $38 and $168 relating to property and equipment was charged to cost of sales for the three and nine months ended September 30, 2022, respectively.

Demo inventory consists of the following:

	Estimated	September 30,	December 31,
	Life (Years)	2023	2022
Demo inventory – gross	3	$4,472	$4,453
Less: Accumulated depreciation		(3,167)	(2,369)
Demo inventory, net		$1,305	$2,084

Depreciation expense of $320 and $972 relating to demo equipment was charged to operations for the three and nine months ended September 30, 2023, respectively. Depreciation expense of $314 and $959 relating to demo equipment was charged to operations for the three and nine months ended September 30, 2022, respectively.

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

As of September 30, 2023, the Company’s accounts receivable balance was $16,096, net of $45 of allowance for credit losses. The following table provides a roll-forward of the allowance for credit losses for the nine months ended September 30, 2023 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

Balance at January 1, 2023	$45
Change in provision	—
Balance at September 30, 2023	$45

(7) Intangible assets

Intangible assets as of September 30, 2023 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(3,938)	$7,862	15
Developed technology	8,300	(3,462)	4,838	12
Licenses	213	(182)	31	15
Trade names and trademarks	6,300	(3,171)	3,129	12
Capitalized software	3,376	(1,113)	2,263	5
Non-compete agreements	300	(300)	—	4
Total intangible assets	$30,289	$(12,166)	$18,123

Intangible assets as of December 31, 2022 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(3,348)	$8,452	15
Developed technology	8,300	(2,943)	5,357	12
Licenses	213	(36)	177	15
Trade names and trademarks	6,300	(2,550)	3,750	12
Capitalized software	2,631	(319)	2,312	5
Non-compete agreements	300	(300)	—	4
Total intangible assets	$29,544	$(9,496)	$20,048

Total amortization expense for the three and nine months ended September 30, 2023 was $1,178 and $2,670, respectively. Total amortization expense for the three and nine months ended September 30, 2022 was $681 and $1,948, respectively.

As of September 30, 2023 the amortization expense related to identifiable intangible assets in future periods is expected to be as follows:

2023 remaining	$713
2024	2,853
2025	2,853
2026	2,823
2027	1,956
Thereafter	6,925
Total	$18,123

(8) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2023	2022
Payroll and compensation	$6,963	$8,288
Current portion of contingent consideration	1,803	1,709
Inventory purchases	600	488
Customer deposits	1,550	3,652
Other accrued expenses	2,278	2,382
Total accrued expenses and other current liabilities	$13,194	$16,519

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

On June 1, 2022, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Midcap Trust Term Loan, which permitted the draw of a second tranche of $10,000, and a third tranche of $10,000, which were drawn on June 1, 2022, and September 30, 2022, respectively. The amendment also delayed the amortization start dates for the outstanding loan amounts from November 1, 2023 until April 1, 2025, at which point the Company will repay the principal amounts in seven equal monthly installments until the maturity date. Finally, Amendment No. 2 amended the interest rate payable on the term loan to apply an interest rate equal to the Secured Overnight Financing Rate (“SOFR”) rate (with a floor of 1.61448%) plus 6.35%. Substantially all other terms and conditions, and covenants of the credit agreement remain unchanged. In connection with Amendment No. 2, the Company agreed to pay a $75 commitment fee as well as a 0.25% fee upon the funding of each of the second tranche and third tranche amounts. The Company accounted for Amendment No. 2 as a modification pursuant to ASC 470-50.

On November 7, 2022, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Midcap Trust Term Loan, which permitted the draw of two additional tranches, each totaling $11,250, the first of which was drawn on November 7, 2022. The remaining tranche is available for draw before December 31, 2023, and is subject to the certain trailing twelve month revenue targets which were achieved as of September 30, 2023. As of September 30, 2023, the Company has not drawn the remaining tranche. Amendment No. 3 also delayed the amortization start dates for the outstanding loan amounts from April 1, 2025 until December 1, 2025 (subject to further extension upon certain conditions), at which point the Company will repay the principal amounts in equal monthly installments until the new maturity date of November 1, 2027, which was extended pursuant to Amendment No. 3. In addition, Amendment No. 3 amended the interest rate payable on the term loan to apply an interest rate equal to the SOFR rate (with a floor of 2.50%) plus 6.80%, and reset the call protection to begin as of November 7, 2025. Finally, Amendment No. 3 provides for a commitment fee of $74 payable on November 7, 2022 on the new tranche amounts and an exit fee of 4.75%. As part of Amendment No. 3, the Company paid $779 for the accrued amount of the final payment fee. Substantially all other terms and conditions, and covenants of the credit agreement remain unchanged. The Company accounted for Amendment No. 3 as a modification pursuant to ASC 470-50.

The interest rate was 12.24% at September 30, 2023. A final payment fee of $3,028 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the three and nine months ended September 30, 2023, the Company recorded $153 and $454, respectively, related to the amortization of the final payment fee associated with the Midcap Trust Term Loan. For the three and nine months ended September 30, 2022, the Company recorded $119 and $292, respectively, related to the amortization of the final payment fee associated with the Midcap Trust Term Loan.

Debt consists of the following:

	September 30,	December 31,
	2023	2022
Midcap Trust Term Loan	$63,750	$63,750
Unamortized debt discount	(478)	(565)
Accretion of final fee	546	92
Total long-term debt, net	$63,818	$63,277

As of September 30, 2023, future principal payments due under the Midcap Trust Term Loan, excluding the $3,028 final payment fee, are as follows:

Midcap Trust
Year ended:	Term Loan
December 31, 2023	$—
December 31, 2024	—
December 31, 2025	2,656
December 31, 2026	31,875
December 31, 2027	29,219
Total minimum principal payments	$63,750

(10) Stockholder’s equity

The Company’s Amended and Restated Certificate of Incorporation authorizes it to issue 500,000,000 shares of common stock, $0.00001 par value per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. Each share of Class A common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board, subject to the prior rights of holders of all classes of stock outstanding. As of September 30, 2023 and December 31, 2022, a total of 49,062,360 and 38,288,188 shares of common stock were issued and outstanding, respectively, and 8,967,421 and 7,834,432 shares of common stock were reserved for issuance upon the exercise of stock options and vesting of restricted stock, respectively.

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

On November 7, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.00001 per share (the “Common Stock”), having an aggregate offering price of up to $50.0 million (the “Placement Shares”) through Piper Sandler as its sales agent. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Sandler may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made through The Nasdaq Global Select Market, on any other existing trading market for the Common Stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Piper Sandler may terminate the Equity Distribution Agreement upon notice to the other party and subject to other conditions. The Company will pay Piper Sandler a commission equal to 3.0% of the gross proceeds of any Common Stock sold through Piper Sandler under the Equity Distribution Agreement and has provided Piper Sandler with customary indemnification rights. As of September 30, 2023, we have not sold any shares of common stock under the ATM program.

Issuance costs incurred related to the Equity Distribution Agreement are classified as long-term assets on the balance sheet at September 30, 2023 and December 31, 2022.

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

Stock Options

During the nine months ended September 30, 2023 and 2022, the Company granted options with an aggregate fair value of $7,447 and $9,465, respectively, which are being recorded as compensation expense over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding), volatility of the Company’s common stock and an assumed-risk-free interest rate.

During the nine months ended September 30, 2023, the Company granted options to purchase 1,518,154 shares of common stock at a weighted average fair value of $4.91 per share and a weighted average exercise price of $9.01 per share. During the nine months ended September 30, 2022, the Company granted options to purchase 1,779,228 shares of common stock at a weighted average fair value of $5.32 per share and a weighted average exercise price of $10.61 per share. For the three and nine months ended September 30, 2023 and 2022, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Weighted-average risk-free interest rate	4.4%	3.4%	3.8%	2.7%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	53.5%	51.6%	53.5%	53.3%
Expected term	6.1 years	6.0 years	5.9 years	6.3 years

Restricted Stock Units

During the nine months ended September 30, 2023 and 2022, the Company granted RSUs with an aggregate fair value of $12,489 and $3,865, respectively, which are being recorded as compensation expense over the requisite service period. The fair value of each grant is calculated based on the Company’s stock price on the date of grant. During the nine months ended September 30, 2023, the Company granted 1,197,542 RSUs at a weighted average fair value of $10.43 per share. During the nine months ended September 30, 2022, the Company granted 360,375 RSUs at a weighted average fair value of $10.72 per share.

Stock-Based Compensation

Stock-based compensation related to the Company’s stock-based awards was recorded as an expense and allocated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of goods sold	$96	$53	$265	$160
Selling, general and administrative	2,401	1,643	6,509	4,246
Research and development	381	348	1,099	904
Total stock-based compensation	$2,878	$2,044	$7,873	$5,310

As of September 30, 2023 and 2022, there was $13,705 and $18,560, respectively, of total unrecognized compensation cost related to non-vested stock options. The Company expects to recognize that cost over a remaining weighted-average period of 2.4 years and 2.9 years as of September 30, 2023 and 2022, respectively.

As of September 30, 2023 and 2022 there was $10,678 and $3,396 of total unrecognized compensation cost related to non-vested RSUs. The Company expects to recognize that cost over a remaining weighted-average period of 3.3 and 3.6 years as of September 30, 2023 and 2022, respectively.

(12) Employee stock purchase plan

On March 24, 2021, the Board, and on April 8, 2021, the Company’s stockholders, approved and adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective in connection with the closing of the Company’s IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. A total of 172,795 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2022 and ending with January 1, 2030, by an amount equal to 0.5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Board. No shares have been issued under the ESPP at September 30, 2023 and December 31, 2022, respectively.

(13) Income taxes

During the three and nine months ended September 30, 2023, the Company recorded a tax provision of $15 and $62, respectively. During the three and nine months ended September 30, 2022, the Company recorded a tax provision of $21 and $149, respectively. The tax provision consists primarily of foreign income taxes and state taxes in the United States. The provision differs from the U.S. federal statutory rate of 21% primarily due to the full valuation allowance recorded against the U.S. deferred tax assets, including the current year to date losses. The Company maintains a valuation allowance against its U.S. deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

(14) Commitments and contingencies

License Agreements

In September 2018, in connection with the acquisition of the QPS division of PKI, the Company entered into a License Agreement with PKI, pursuant to which PKI granted the Company an exclusive, nontransferable, sublicensable license under certain patent rights to make, use, import and commercialize QPS products and services. The Company is required to pay royalties on net sales of products and services that are covered by patent rights under the agreement at a rate ranging from 1.0% to 7.0%. This contingent consideration is subject to remeasurement. The Company recorded approximately $1,803 and $1,709 of accrued royalties for projected net sales in 2023, and actual net sales in 2022, as of September 30, 2023 and December 31, 2022, respectively. Such amounts are payable in the first quarter of 2024 and 2023, respectively.

Changes in the fair value of the Company’s long-term portion of the contingent consideration liability during the nine months ended September 30, 2023 and 2022 were as follows:

Balance as of December 31, 2022	$6,039
Reclassification of FY 2023 payment to accrued expenses	(1,803)
Change in contingent consideration value	1,019
Balance as of September 30, 2023	$5,255

Balance as of December 31, 2021	$7,850
Reclassification of FY 2022 payment to accrued expenses	(1,295)
Change in contingent consideration value	(599)
Balance as of September 30, 2022	$5,956

(15) Net loss per share attributable to common stockholders

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards. Awards granted with performance conditions are excluded from the shares used to compute diluted earnings per share until the performance conditions associated with the awards are met.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(12,916)	$(17,872)	$(52,521)	$(51,766)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	48,975,432	37,900,821	42,686,065	37,660,814
Basic and diluted net loss per common share outstanding	$(0.26)	$(0.47)	$(1.23)	$(1.37)

The Company’s potential dilutive securities, which include stock options, and unvested restricted stock units, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2023	2022
Outstanding stock options	5,928,456	6,631,690
Unvested restricted stock units	1,188,102	349,900
Total	7,116,558	6,981,590

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

The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
North America	$16,356	$10,921	$42,017	$29,723
APAC	3,752	3,812	12,249	11,592
EMEA	5,107	4,119	15,880	12,325
Total Revenue	$25,215	$18,852	$70,146	$53,640

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
North America	65%	58%	60%	55%
APAC	15%	20%	17%	22%
EMEA	20%	22%	23%	23%
Total Revenue	100%	100%	100%	100%

North America includes the United States and related territories, as well as Canada. APAC also includes Australia. For the three and nine months ended September 30, 2023, the Company had no countries outside of the United States with more than 10% of total revenue. For the three months ended September 30, 2022, the Company had two countries outside of the United States with 10% and 10% of total revenue, respectively. For the nine months ended September 30, 2022, the Company had one country outside of the United States with 10% of total revenue.

As of September 30, 2023 and December 31, 2022, substantially all of the Company’s long-lived assets are located in the United States.

(17) Related party transactions

Argonaut Manufacturing Services Inc. (“AMS”) is a portfolio company of Telegraph Hill Partners, which holds greater than 5% of the Company’s total outstanding shares. During the three and nine months ended September 30, 2023, the Company incurred costs of goods sold of approximately $1,762 and $5,523, respectively, related to sales of consumables manufactured by AMS. During the three and nine months ended September 30, 2022, the Company incurred costs of goods sold of approximately $1,481 and $3,895, respectively, related to sales of consumables manufactured by AMS. As of September 30, 2023 and December 31, 2022, $3,191 and $7,545, respectively, is included in inventory related to consumables manufactured by AMS. As of September 30, 2023 and December 31, 2022, the Company had $1,454 and $1,271 in accounts payable, respectively, due to AMS.

(18) Leases

The Company is a lessee under operating leases of offices, warehouse space, laboratory space, and auto leases, and financing leases of computer equipment, staining equipment, and furniture.

Some leases include an option to renew, with renewal terms that can extend the lease term by five years. The exercise of lease renewal options is at the Company’s sole discretion. None of these options to renew are recognized as part of the Company’s right-to-use asset or lease liability as of September 30, 2023, as renewal was determined to not be reasonably assured.

The table below summarizes the Company’s lease costs for the three and nine months ended September 30, 2023:

		Three months ended September 30,		Nine months ended September 30,
Lease Costs	Classification	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets	Cost of service and other revenue	$89	$71	$249	$105
Amortization of right-of-use assets	Depreciation and amortization	125	121	380	387
Interest on lease liabilities	Interest expense, net	41	18	105	38
Operating lease cost:
Rent expense	Cost of product revenue	28	—	84	—
Rent expense	Selling, general and administrative	788	813	2,355	2,328
Total lease cost		$1,071	$1,023	$3,173	$2,858

As of September 30, 2023, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

Maturity of operating lease liabilities	As of September 30, 2023
2023 remaining	$802
2024	2,777
2025	2,839
2026	2,636
2027	1,104
Thereafter	997
Total lease payments	$11,155
Less: discount to lease payments	(1,613)
Total operating lease liabilities	$9,542

As of September 30, 2023, future minimum commitments under ASC 842 under the Company’s financing leases were as follows:

Maturity of financing lease liabilities	As of September 30, 2023
2023 remaining	$216
2024	798
2025	444
2026	239
2027	239
Thereafter	60
Total lease payments	$1,996
Less: discount to lease payments	(283)
Total financing lease liabilities	$1,713

The table below summarizes the weighted-average remaining lease term (in years), the weighted-average incremental borrowing rate (in percentages), as well as supplemental cash flow information related to leases for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
Lease Term, Discount Rates, and Other	2023		2022
Weighted average remaining lease term
Operating leases	4.0	years	4.8	years
Financing leases	3.0	years	2.6	years
Weighted average incremental borrowing rate
Operating leases	7.85%		7.85%
Financing leases	9.32%		7.19%
Cash payments of amounts included in lease liabilities
Operating cash flows from operating leases	$2,328		$2,211
Operating cash flows from finance leases	105		39
Financing cash flows from finance leases	485		458

(19) Reduction in force

On June 7, 2023, the Company executed a reduction in force in connection with certain operating expense cost savings initiatives. In connection with the reduction in force, each of the Company’s Chief Medical Officer (“CMO”) and the Company’s Chief People Officer (“CPO”) were terminated.

On June 27, 2023, the Company entered into a Separation Agreement and Release with its former CMO in connection with his termination of employment on June 7, 2023. Under such agreement, in consideration for his release of claims relating thereto, the former executive is entitled to the severance payments and benefits set forth in the Company’s Executive Severance Plan, dated March 23, 2022, and described in the Company’s definitive proxy statement, filed with the Securities and Exchange Commission on April 20, 2023 (the “Executive Severance Plan”).

On July 3, 2023, the Company entered into a Separation Agreement and Release with its former CPO, in connection with her termination of employment on June 7, 2023. Under such agreement, in consideration for her release of claims relating thereto and in lieu of any severance payments and benefits set forth in the Executive Severance Plan to which she may otherwise be entitled, the former executive is entitled to (i) an award of 53,652 RSU’s under the Company’s 2021 Equity Incentive Plan, each representing a right to receive an issuance of one share of the Company’s common stock and (ii) payment by the Company of the applicable premiums for continuing health care coverage for the former executive and her eligible dependents for a period of nine months commencing July 2023. Such RSUs vested fully on the eighth day following the date of execution of her Separation Agreement and Release.

During the quarter ended June 30, 2023, the Company recorded $2,056 for charges related to the reduction in force, of which $650 was related to the Company’s former CMO and the Company’s former CPO. As of September 30, 2023, $79 of such charges remain unpaid, and are recorded within accrued expenses.

(20) Subsequent events

The Company has evaluated subsequent events from the consolidated balance sheet date through November 8, 2023, which is the date the consolidated financial statements were issued.

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

For the three and nine months ended September 30, 2023, revenue from North America accounted for approximately 65% and 60% of our revenue, respectively. For the three and nine months ended September 30, 2022, revenue from North America accounted for approximately 58% and 55% of our revenue, respectively.

We focus a substantial portion of our resources on research and development, as well as on business development and sales and marketing. Our research and development efforts are geared towards developing new instruments and assay capabilities, as well as new reagent kits, to meet both our customers’ needs and to address new markets. We intend to continue making similar levels of investments in this area for the foreseeable future. We also intend to continue to maintain similar levels of spend as it relates to our sales team and marketing our products and services to potential customers.

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

As of the date of this Quarterly Report on Form 10-Q, we have financed our operations primarily from the issuance and sale of our equity securities, borrowings under our long-term debt agreement, and revenue from our commercial operations. We have incurred net losses in each year since our inception in 2015. Our net losses were $12.9 million and $52.5 million for the three and nine months ended September 30, 2023, respectively. Our net losses were $17.9 million and $51.8 million for the three and nine months ended September 30, 2022, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect continued similar levels of expenses in connection with our ongoing activities, as we:

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

Drive incremental pull through

We believe that expansion of our installed base to new and existing customers will drive an increase in our recurring reagent and instrument service revenue. In addition, as our research and development team identifies and launches new applications and biomarker targets, we expect to increase incremental pull through on our existing and new instrument installed base. Recurring revenue was 33% and 35% of total revenue for the three and nine months ended September 30, 2023, respectively. Recurring revenue was 36% and 37% of total revenue for the three and nine months ended September 30, 2022, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our installed base expands, we expect recurring revenue on an absolute basis to increase and become an increasingly important contributor to our revenue.

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

During the three and nine months ended September 30, 2023 and 2022, our instrument placements were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Instrument Placements:	69	55	198	166

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

Components of results of operations

Revenue

Product Revenue

We generate product revenue from the sale of our instruments, consumables and software products. Instrument sales accounted for 67% and 65% of our product revenue for the three and nine months ended September 30, 2023, respectively. Instrument sales accounted for 66% and 66% of our product revenue for the three and nine months ended September 30, 2022, respectively. Consumables revenue accounted for 32% and 34% of our product revenue for the three and nine months ended September 30, 2023, respectively. Consumables revenue accounted for 33% and 33% of our product revenue for the three and nine months ended September 30, 2022, respectively.

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

We sell our products globally. We sell directly to end customers in North America and we sell through third party distributors and dealers in the APAC region. We sell both directly and through third party distributors in EMEA.

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

Gross profit was $15.3 million and $10.9 million for the three months ended September 30, 2023 and 2022, respectively, and $39.7 million and $31.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Operating expenses

Research and development. Research and development costs primarily consist of salaries, benefits, engineering/design costs, laboratory supplies, and materials expenses for employees and third parties engaged in research and product development. We expense all research and development costs in the period in which they are incurred.

We plan to continue to invest in our research and development efforts, including hiring additional employees, to enhance existing products and develop new products. We expect continued similar levels of research and development expenses in future periods. We expect these expenses to vary from period to period as a percentage of revenue.

Selling, general and administrative. Our selling, general and administrative expenses primarily consist of salaries and benefits for employees in our executive, accounting and finance, sales and marketing, operations, and human resource functions as well as professional services fees, such as consulting, audit, tax and legal fees, legal expenses related to intellectual property, general corporate costs, commercial sales functions, marketing, travel expenses, facilities, and IT. We expect continued similar levels of sales, general and administrative expenses. Additionally, we expect similar levels of expenses associated with commercial sales, marketing and business development teams. We expect these expenses to vary from period to period as a percentage of revenue.

Change in fair value of contingent consideration. On September 28, 2018, the Company acquired substantially all the assets of the QPS division of PKI. As part of the acquisition, on September 28, 2018, the Company entered into a License Agreement with PKI. Under the terms of the License Agreement, the Company agreed to pay PKI certain royalties as a percentage of future net sales of products and services that are covered by patent rights under the agreement, in exchange for a perpetual license of the right to produce and sell QPS products. This contingent consideration is subject to remeasurement.

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

Results of operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in the Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2023	2022	2023	2022
Product revenue	$18,048	$14,438	$50,719	$41,942
Service and other revenue	7,167	4,414	19,427	11,698
Total revenue	25,215	18,852	70,146	53,640
Cost of goods sold:
Cost of product revenue	$6,208	$5,455	19,747	14,733
Cost of service and other revenue	3,731	2,490	10,714	7,563
Total cost of goods sold	9,939	7,945	30,461	22,296
Gross profit	15,276	10,907	39,685	31,344
Operating expenses:
Selling, general and administrative	19,017	19,922	63,483	58,705
Research and development	5,173	5,466	17,219	16,778
Change in fair value of contingent consideration	262	357	1,019	(599)
Depreciation and amortization	2,375	1,815	6,193	4,975
Total operating expenses	26,827	27,560	87,914	79,859
Loss from operations	(11,551)	(16,653)	(48,229)	(48,515)
Other income (expense):
Interest expense	(2,239)	(1,109)	(6,468)	(2,707)
Interest income	1,074	136	2,576	212
Other expense, net	(185)	(225)	(338)	(607)
Loss before provision for income taxes	(12,901)	(17,851)	(52,459)	(51,617)
Provision for income taxes	(15)	(21)	(62)	(149)
Net loss	$(12,916)	$(17,872)	$(52,521)	$(51,766)

Comparison of the three months ended September 30, 2023 and 2022

Revenue

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Product revenue	$18,048	$14,438	$3,610	25%
Service and other revenue	7,167	4,414	2,753	62%
Total revenue	$25,215	$18,852	$6,363	34%

Product revenue increased by $3.6 million, or 25%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily driven by a $2.5 million increase in instrument revenue resulting from 69 new system placements during the three months ended September 30, 2023, compared to 55 new system placements for the three months ended September 30, 2022, and a $1.0 million increase in consumable revenue resulting from a larger installed base of 1,132 systems as of September 30, 2023, as compared to 863 systems as of September 30, 2022.

Service and other revenue increased by $2.8 million, or 62%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily due to an increase relating to lab services operations, revenue generated from companion diagnostic development, and other immaterial changes.

Costs of Goods Sold, Gross Profit and Gross Margin

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Cost of product revenue	$6,208	$5,455	$753	14%
Cost of service and other revenue	3,731	2,490	1,241	50%
Total cost of goods sold	$9,939	$7,945	$1,994	25%
Gross profit	$15,276	$10,907	$4,369	40%
Gross margin	61%	58%

Cost of product revenue increased by $0.8 million, or 14%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in cost of product revenue was primarily driven by costs associated with increased instrument and consumable sales. Cost of service and other revenue increased by $1.2 million, or 50%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily due to increases in costs for lab services driven by an increase in activity, as well as an increase in extended warranty costs as there were higher customer renewals due to the maturity of the installed base.

Gross profit increased by $4.4 million, or 40%, and gross margin increased by 3% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase in gross profit was primarily due to an overall increase in revenue. The increase in gross margin was due to realized efficiencies from our recent organizational changes and the margin flow through from incremental revenue generated from companion diagnostic development.

Operating Expenses

Selling, General and Administrative

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Selling, general and administrative	$19,017	$19,922	$(905)	(5)%

Selling, general and administrative expense decreased by $0.9 million, or 5%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease was primarily due to a $1.0 million decrease in professional fees, and other related fees such as legal, consulting, and IT, and other immaterial changes.

Research and development

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Research and development	$5,173	$5,466	$(293)	(5)%

Research and development expense decreased by $0.3 million, or 5% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease was primarily due to a $0.2 million decrease in personnel-related expenses, as a result of our reduction in force during the quarter ended June 30, 2023, and other immaterial changes.

Change in fair value of contingent consideration

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Change in fair value of contingent consideration	$262	$357	$(95)	(27)%

Change in fair value of contingent consideration decreased by $0.1 million, or 27%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to current period remeasurement.

Depreciation and amortization

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Depreciation and amortization	$2,375	$1,815	$560	31%

The $0.6 million increase in depreciation and amortization expense was primarily related to an increase in property and equipment as of September 30, 2023 as compared to September 30, 2022.

Interest expense

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Interest expense	$2,239	$1,109	$1,130	102%

Interest expense increased by $1.1 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily due to increased debt levels as of September 30, 2023 as compared to September 30, 2022, as well as an increase in interest rates.

Interest income

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Interest income	$1,074	$136	$938	690%

Interest income increased by $0.9 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was due to higher interest rates earned on cash, cash equivalents, and marketable securities.

Other expense, net

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Other expense, net	$(185)	$(225)	$40	(18)%

Other expense, net increased by $40 thousand for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Comparison of the nine months ended September 30, 2023 and 2022

Revenue

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Product revenue	$50,719	$41,942	$8,777	21%
Service and other revenue	19,427	11,698	7,729	66%
Total revenue	$70,146	$53,640	$16,506	31%

Product revenue increased by $8.8 million, or 21%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily driven by a $5.4 million increase in instrument revenue resulting from 198 new system placements during the nine months ended September 30, 2023, compared to 166 new system placements for the nine months ended September 30, 2022, and a $3.4 million increase in consumable revenue resulting from a larger installed base of 1,132 systems as of September 30, 2023, as compared to 785 systems as of September 30, 2022.

Service and other revenue increased by $7.7 million, or 66%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to an increase relating to lab services operations, revenue generated from companion diagnostic development, and other immaterial changes.

Cost of Goods Sold, Gross Profit and Gross Margin

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Cost of product revenue	$19,747	$14,733	$5,014	34%
Cost of service and other revenue	10,714	7,563	3,151	42%
Total cost of goods sold	$30,461	$22,296	$8,165	37%
Gross profit	$39,685	$31,344	$8,341	27%
Gross margin	57%	58%

Cost of product revenue increased by $5.0 million, or 34%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in cost of product revenue was primarily driven by a $2.0 million charge in the second quarter of 2023 for expired inventory and inventory expected to expire before use, and costs associated with increased instrument and consumable sales. Cost of service and other revenue increased by $3.2 million, or 42%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to increases in costs for lab services driven by an increase in activity, as well as an increase in extended warranty costs as there were higher customer renewals due to the maturity of the installed base.

Gross profit increased by $8.3 million, or 27%, and gross margin decreased by 1% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase in gross profit was primarily due to an overall increase in revenue. The decline in gross margin was primarily due to the charge for expired inventory and inventory expected to expire before use noted above.

Operating Expenses

Selling, General and Administrative

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Selling, general and administrative	$63,483	$58,705	$4,778	8%

Selling, general and administrative expense increased by $4.8 million, or 8%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to a $6.6 million increase in personnel-related expenses, inclusive of $1.7 million related to our reduction in force, offset by a $2.8 million decrease in professional fees, and other related fees such as legal, consulting, and IT, and other immaterial changes.

Research and development

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Research and development	$17,219	$16,778	$441	3%

Research and development expense increased by $0.4 million, or 3%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to a $1.4 million increase in personnel-related expenses, inclusive of $0.3 million related to our reduction in force, offset by a $1.0 million decrease in third-party consulting and research costs.

Change in fair value of contingent consideration

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Change in fair value of contingent consideration	$1,019	$(599)	$1,618	(270)%

Change in fair value of contingent consideration increased by $1.6 million, or 270%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to current period remeasurement.

Depreciation and amortization

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Depreciation and amortization	$6,193	$4,975	$1,218	24%

The $1.2 million increase in depreciation and amortization expense was primarily related to an increase in property and equipment as of September 30, 2023 as compared to September 30, 2022.

Interest expense

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Interest expense	$6,468	$2,707	$3,761	139%

Interest expense increased by $3.8 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to increased debt levels as of September 30, 2023 as compared to September 30, 2022, as well as an increase in interest rates.

Interest income

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Interest income	$2,576	$212	$2,364	1,115%

Interest income increased by $2.4 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was due to higher interest rates earned on cash, cash equivalents, and marketable securities.

Other expense, net

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2023	2022	Amount	%
Other expense, net	$338	$607	$(269)	(44)%

Other expense, net decreased by $269 thousand for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had approximately $78.6 million in cash and cash equivalents.

Since our inception, we have experienced losses and negative cash flows from operations, and we incurred a consolidated net loss of $52.5 million for the nine months ended September 30, 2023 and had an accumulated deficit of $219.3 million as of September 30, 2023. We have historically relied on equity and debt financings to fund our operations to date. We may in the future sell shares of our common stock, including pursuant to the Equity Distribution Agreement, or draw the remaining tranche pursuant to Amendment No. 3 to the Midcap Trust Term Loan to help fund our operations.

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

Midcap Trust Term Loan

In October 2020, we entered into the Midcap Trust Term Loan for a $37.5 million credit facility, consisting of a senior, secured term loan. We received $32.5 million in aggregate proceeds as a result of the debt financing. On June 1, 2022, we entered into Amendment No. 2, which permitted the draw of a second tranche of $10.0 million, and a third tranche of $10.0 million, which were drawn on June 1, 2022, and September 30, 2022, respectively. Amendment No. 2 also delayed the amortization start dates for the outstanding loan amounts from November 1, 2023 until April 1, 2025, at which point we would be required to repay the principal amounts in seven equal monthly installments until the maturity date. Finally, Amendment No. 2 amended the interest rate payable on the term loan to apply an interest rate equal to the SOFR rate (with a floor of 1.61448%) plus 6.35%. On November 7, 2022, we entered into Amendment No. 3 to the Midcap Trust Term Loan, which permitted the draw of two additional tranches, each totaling $11,250, the first of which was drawn on November 7, 2022. The remaining tranche is available for draw before December 31, 2023, and is subject to certain trailing twelve month revenue targets which were achieved as of September 30, 2023. As of September 30, 2023, we have not drawn the remaining tranche. Amendment No. 3 also delayed the amortization start dates for the outstanding loan amounts from April 1, 2025 until December 1, 2025 (subject to further extension upon certain conditions), at which point we will repay the principal amounts in equal monthly installments until the new maturity date of November 1, 2027. In addition, Amendment No. 3 amended the interest rate payable on the term loan to apply an interest rate equal to the SOFR rate (with a floor of 2.50%) plus 6.80%, and reset the call protection to begin as of November 7, 2025. Finally, Amendment No. 3 provides for a commitment fee of $74 payable on November 7, 2022 on the new tranche amounts and an exit fee of 4.75%. Substantially all other terms and conditions, and covenants of the credit agreement remain unchanged.

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

We were in compliance with all covenants under the Midcap Trust Term Loan as of September 30, 2023.

At-the-Market Offering

On November 7, 2022, we entered into the Equity Distribution Agreement with Piper Sandler with respect to an ATM offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Piper Sandler as our sales agent. As of September 30, 2023, we have not sold any shares of common stock under the ATM program.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine months ended
	September 30,
($ in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(45,315)	$(43,489)
Investing activities	3,941	(36,210)
Financing activities	45,767	18,456
Net increase (decrease) in cash, cash equivalents, and restricted cash	$4,393	$(61,243)

Operating activities

Net cash used in operating activities increased by $1.8 million to $45.3 million in the nine months ended September 30, 2023 compared to $43.5 million in the nine months ended September 30, 2022.

Net cash used in operating activities during the nine months ended September 30, 2023 consisted of a net loss of $52.5 million and a change in our net operating assets and liabilities of $13.4 million, offset by non-cash charges of $20.6 million. The change in our net operating assets and liabilities was due to increases in accounts receivable of $6.4 million, increased inventory levels of $7.0 million, decreases in operating lease liabilities of $1.7 million, and decreases in accounts payable, accrued expenses and other liabilities of $2.1 million, offset by decreases in prepaid expenses and other assets of $2.5 million, and increases in deferred revenue of $1.2 million. Non-cash charges primarily consisted of $7.9 million of stock-based compensation expense, $6.8 million of depreciation and amortization, a $2.6 million adjustment for excess and obsolete inventories, decreases in operating lease right of use assets of $1.8 million, a $1.0 million change in fair value of contingent consideration, and $0.5 million of non-cash interest expense.

Net cash used in operating activities during the nine months ended September 30, 2022 consisted of a net loss of $51.8 million and a change in our net operating assets and liabilities of $1.2 million, offset by non-cash charges of $9.5 million. The change in our net operating assets and liabilities was primarily due to increased inventory levels of $4.0 million, offset by increases in operating lease liabilities of $1.0 million, and increases in deferred revenue of $1.5 million. Non-cash charges primarily consisted of $5.3 million of stock-based compensation, $5.2 million of depreciation and amortization, and $0.4 million of non-cash interest expense, offset by increases in operating lease right of use assets of $0.9 million, and a $0.6 million in change in fair value of contingent consideration.

Investing activities

Net cash provided by investing activities was $3.9 million for the nine months ended September 30, 2023 compared to net cash used in investing activities of $36.2 million during the nine months ended September 30, 2022.

Net cash provided by investing activities for the nine months ended September 30, 2023 was driven by maturities of marketable securities of $7.0 million, offset by purchases of property and equipment of $3.1 million.

Net cash used in investing activities for the nine months ended September 30, 2022 was driven by purchases of marketable securities of $40.8 million and purchases of property and equipment of $6.5 million, offset by maturities of marketable securities of $11.0 million.

Financing activities

Net cash provided by financing activities was $45.8 million for the nine months ended September 30, 2023 compared to $18.5 million for the nine months ended September 30, 2022.

Net cash provided by financing activities for the nine months ended September 30, 2023 was primarily driven by $48.0 million in net proceeds received from our Offering, after deducting the underwriting discounts and commissions and offering expenses paid by the Company, and $0.3 million in proceeds from stock option exercises, offset by $1.7 million in payments of contingent consideration, $0.5 million in principal payments on financing leases, $0.2 million in payments of deferred offering costs, and $0.1 million in settlement of restricted stock units for tax withholding obligations.

Net cash provided by financing activities for the nine months ended September 30, 2022 was driven by $20.0 million in debt proceeds and $0.3 million in proceeds from stock option exercises, offset by $1.2 million in payments of contingent consideration, $0.5 million in principal payments on financing leases, and $0.1 million in payments of debt issuance costs.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023. There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 16, 2023, Brian McKelligon, President and Chief Executive Officer, adopted a Rule 10b5-1 plan (“Rule 10b5-1 Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934. Mr. McKelligon’s Rule 10b5-1 Plan provides for the sale of up to 52,500 shares of the Company’s common stock, pursuant to the terms of the Rule 10b5-1 Plan. The Rule 10b5-1 Plan expires on August 9, 2024, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1	333-254760	3.3	3/26/2021
3.2	Amended and Restated Bylaws	8-K	001-40344	3.1	9/6/2023
4.1	Amended and Restated Investors’ Rights Agreement, dated September 27, 2019, by and among the Registrant and certain of its stockholders	S-1	333-254760	10.15	3/26/2021
10.1+	Separation Agreement and Release, dated July 3, 2023, by and between the Company and Marilee Moy	8-K	001-40344	10.1	7/5/2023
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1 *	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2 *	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Management contract or compensatory plan or arrangement.

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

Akoya Biosciences, Inc.

Date: November 8, 2023	By:	/s/ Brian McKelligon
Brian McKelligon
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Johnny Ek
Johnny Ek
Chief Financial Officer
(Principal Financial and Accounting Officer)