Form 10-Q
period 2024-03-31
Akoya Biosciences, Inc.
filed 2024-05-14
CIK 1711933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Number of shares of the registrant’s common shares outstanding at April 30, 2024: 49,386,247

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

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$13,039	$83,125
Marketable securities	48,536	—
Accounts receivable, net	13,473	16,994
Inventories, net	22,988	17,877
Prepaid expenses and other current assets	3,793	3,794
Total current assets	101,829	121,790
Property and equipment, net	8,964	10,729
Restricted cash	700	699
Demo inventory, net	726	893
Intangible assets, net	16,699	17,412
Goodwill	18,262	18,262
Operating lease right of use assets, net	5,568	8,365
Financing lease right of use assets, net	1,348	1,562
Other assets	654	657
Total assets	$154,750	$180,369
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,747	$11,776
Accrued expenses and other current liabilities	12,462	13,433
Current portion of operating lease liabilities	2,654	2,681
Current portion of financing lease liabilities	718	767
Deferred revenue	6,612	6,688
Total current liabilities	33,193	35,345
Deferred revenue, net of current portion	2,928	3,193
Long-term debt, net of debt discount	75,469	75,254
Deferred tax liability, net	75	38
Operating lease liabilities, net of current portion	5,713	6,238
Financing lease liabilities, net of current portion	634	766
Contingent consideration liability, net of current portion	4,015	5,765
Total liabilities	122,027	126,599
Stockholders’ equity:
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common Stock, $0.00001 par value; 500,000,000 shares authorized at March 31, 2024 and December 31, 2023; 49,340,417 and 49,117,738 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid in capital	286,292	283,839
Accumulated deficit	(253,555)	(230,071)
Accumulated other comprehensive loss	(16)	—
Total stockholders’ equity	32,723	53,770
Total liabilities and stockholders’ equity	$154,750	$180,369

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except share & per share data)

	Three months ended
	March 31,	March 31,
	2024	2023
Revenue:
Product revenue	$12,140	$15,524
Service and other revenue	6,210	5,886
Total revenue	18,350	21,410
Cost of goods sold:
Cost of product revenue	6,723	5,751
Cost of service and other revenue	3,248	3,366
Total cost of goods sold	9,971	9,117
Gross profit	8,379	12,293
Operating expenses:
Selling, general and administrative	19,863	23,124
Research and development	5,554	6,378
Change in fair value of contingent consideration	179	227
Impairment	2,971	—
Restructuring	1,397	—
Total operating expenses	29,964	29,729
Loss from operations	(21,585)	(17,436)
Other income (expense):
Interest expense	(2,612)	(2,054)
Interest income	937	765
Other expense, net	(161)	(48)
Loss before provision for income taxes	(23,421)	(18,773)
Provision for income taxes	(63)	(29)
Net loss	$(23,484)	$(18,802)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.49)
Weighted-average shares outstanding, basic and diluted	49,188,170	38,326,024

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three months ended
	March 31,	March 31,
	2024	2023
Net loss	$(23,484)	$(18,802)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(16)	6
Total other comprehensive (loss) income	(16)	6
Comprehensive loss	$(23,500)	$(18,796)

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)

					Accumulated
			Additional		other	Total
	Common Stock		Paid in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	loss	Equity
Balance at December 31, 2023	49,117,738	$2	$283,839	$(230,071)	$—	$53,770
Exercise of stock options	65,482	—	36	—	—	36
Vesting of restricted stock units	157,197	—	(149)	—	—	(149)
Net loss	—	—	—	(23,484)	—	(23,484)
Other comprehensive loss	—	—	—	—	(16)	(16)
Stock-based compensation	—	—	2,566	—	—	2,566
Balance at March 31, 2024	49,340,417	$2	$286,292	$(253,555)	$(16)	$32,723

					Accumulated
			Additional		other	Total
	Common Stock		Paid in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	income (loss)	Equity
Balance at December 31, 2022	38,288,188	$2	$225,333	$(166,748)	$(6)	$58,581
Exercise of stock options	88,756	—	58	—	—	58
Vesting of restricted stock units	22,127	—	(94)	—	—	(94)
Net loss	—	—	—	(18,802)	—	(18,802)
Other comprehensive income	—	—	—	—	6	6
Stock-based compensation	—	—	2,375	—	—	2,375
Balance at March 31, 2023	38,399,071	$2	$227,672	$(185,550)	$—	$42,124

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three months ended
	March 31,	March 31,
	2024	2023
Operating activities
Net loss	$(23,484)	$(18,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,051	2,121
Non-cash interest expense	215	178
Stock-based compensation expense	2,566	2,375
Deferred taxes	37	—
Change in fair value of contingent consideration	179	227
Credit losses on accounts receivable	375	—
Net accretion of marketable securities	(545)	(5)
Operating lease right of use assets	728	598
Provision for excess and obsolete inventories	2,298	—
Impairment	2,971	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,146	(3,214)
Prepaid expenses and other assets	4	2,517
Inventories, net	(7,310)	(137)
Accounts payable	(1,029)	(1,945)
Accrued expenses and other liabilities	(2,133)	(3,941)
Operating lease liabilities	(552)	(539)
Deferred revenue	(341)	809
Net cash used in operating activities	(20,824)	(19,758)
Investing activities
Purchases of property and equipment	(810)	(804)
Purchases of marketable securities	(48,007)	—
Maturities of marketable securities	—	7,000
Net cash (used in) provided by investing activities	(48,817)	6,196
Financing activities
Proceeds from stock option exercises	36	58
Settlement of restricted stock units for tax withholding obligations	(149)	(94)
Principal payments on financing leases	(181)	(148)
Payments of debt issuance costs	—	(33)
Payments of deferred offering costs	(150)	(202)
Net cash used in financing activities	(444)	(419)
Net decrease in cash, cash equivalents, and restricted cash	(70,085)	(13,981)
Cash, cash equivalents, and restricted cash at beginning of period	83,824	74,532
Cash, cash equivalents, and restricted cash at end of period	$13,739	$60,551
Supplemental disclosures of cash flow information
Cash paid for interest	$2,243	$1,793
Cash paid for income taxes	$—	$—
Supplemental disclosures of non-cash activities
Purchases of property and equipment included in accounts payable and accrued expenses	$84	$529

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(1) The company and basis of presentation

Description of business

Akoya Biosciences, Inc. (“Akoya” or the “Company”) is a life sciences technology company, founded on November 13, 2015 as a Delaware corporation with operations based in Marlborough, Massachusetts, delivering spatial biology solutions focused on transforming discovery, clinical research and diagnostics. Spatial biology refers to a rapidly evolving technology that enables academic and biopharma scientists to detect and map the distribution of cell types and biomarkers across whole tissue samples at single-cell resolution, enabling advancements in their understanding of disease progression and patient response to therapy. Through Akoya’s PhenoCycler (formerly CODEX) and PhenoImager (formerly Phenoptics) platforms, reagents, software and services, the Company offers end-to-end solutions to perform tissue analysis and spatial phenotyping across the full continuum from discovery through translational and clinical research and diagnostics.

On September 28, 2018, the Company acquired the commercial Quantitative Pathology Solutions (“QPS”) division of Perkin Elmer, Inc. (“PKI”), subsequently known as Revvity, Inc. (“Revvity”), for multiplex immunofluorescence, with the aim of providing consumers with a full suite of end-to-end solutions for high parameter tissue analysis. The QPS technology offers pathology solutions for cancer immunology and immunotherapy research, including advanced multiplex immunochemistry staining kits, multispectral imaging and whole side scanning instruments, and image analysis software. The Company’s combined portfolio of complementary technologies aims to fuel groundbreaking advancements in cancer immunology, immunotherapy, neurology and a wide range of other applications. The Company sells into three main regions across the world: North America, Asia-Pacific (“APAC”), and Europe-Middle East-Africa (“EMEA”).

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of March 31, 2024, the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of stockholders’ equity, and the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024, the results of its operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are also unaudited. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2024.

Liquidity and going concern

At March 31, 2024, the Company had cash, cash equivalents, and marketable securities of $61,575 and an accumulated deficit of $253,555. The future success of the Company is dependent on its ability to successfully commercialize its products, successfully launch future products, obtain additional capital, if necessary, and ultimately attain profitable operations. The Company has funded its operations primarily through its preferred stock issuances, debt financing arrangements, and through the sale of shares of the Company’s common stock. The Company completed its initial public offering of the Company’s common stock in April of 2021 (the “IPO”) and completed a follow-on public offering of the Company’s common stock in June of 2023, as further described in Note 10.

The Company is subject to a number of risks similar to other newly commercial life sciences companies, including, but not limited to, development and market acceptance of the Company’s products and potential products, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The Company has incurred losses since its inception and has used cash from operations of $20,824 during the three months ended March 31, 2024. However, the Company believes that its existing cash, cash equivalents, and marketable securities will be adequate to satisfy its current operating plans for at least the next twelve months from the issuance of these financial statements.

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

(2) Summary of significant accounting policies

Significant accounting policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC and have not materially changed during the three months ended March 31, 2024.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

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

In June 2022, the Company entered into a Companion Diagnostic Agreement with Acrivon Therapeutics, Inc. (the “Acrivon Agreement”) to co-develop, validate, and commercialize Acrivon’s OncoSignature® test. On December 4, 2023, the Company amended the Acrivon Agreement, which expanded the scope of work and increased total development milestone payments to an aggregate of $17,250. Such amendment was accounted for as a modification to the existing contract. The Company is entitled to be paid through an upfront payment and at the achievement of certain developmental, commercial, and FDA milestones during the development, that could aggregate to $17,850. A portion of these payments have been received from June 2022 through March 31, 2024.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products, and between instrument warranty and service and other revenue, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates the Company’s revenue by major source:

	Three months ended
	March 31, 2024	March 31, 2023
Revenue
Product revenue
Instruments	$4,869	$9,607
Consumables	7,001	5,712
Standalone software products	270	205
Total product revenue	$12,140	$15,524
Service and other revenue
Service and other revenue	$3,383	$3,552
Instrument warranty	2,827	2,334
Total service and other revenue	$6,210	$5,886
Total revenue	$18,350	$21,410

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

Contract Assets and Liabilities

The Company’s contract assets consist of revenues recognized, but not yet invoiced to customers for lab services, companion diagnostic development, and instruments. The Company classifies contract assets in accounts receivable. Contract assets are classified as current or noncurrent based on timing of when the Company expects to invoice the customer. The Company recorded $2,196 and $1,276 in contract assets at March 31, 2024 and December 31, 2023, respectively.

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

Cost to Obtain and Fulfill a Contract

Under ASC 606, the Company is required to capitalize certain costs to obtain customer contracts and costs to fulfill customer contracts. These costs are required to be amortized to expense on a systemic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates, compared to previously being expensed as incurred. As a practical expedient, the Company recognizes any incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset is one year or less. Capitalizable costs to obtain contracts, such as commissions, and costs to fulfill customer contracts were determined to be immaterial for the three months ended March 31, 2024 and 2023.

Stock-based compensation

The Company records stock-based compensation for awards granted to employees, non-employees, and to members of the Board of Directors of the Company (the “Board”) for their services on the Board based on the grant date fair value of awards issued, and the expense is recorded on a straight-line basis over the requisite service period, which is generally four years.

The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The use of the Black-Scholes-Merton option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. The expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of company-specific historical and implied volatility, the Company bases its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded, in combination with the Company’s historical volatility. For these analyses, companies with comparable characteristics are selected, including enterprise value and position within the industry, and with historical price information sufficient to meet the expected life of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the Company’s and the selected companies’ shares during the equivalent period of the calculated expected term of its stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding volatility of its own stock price becomes available. The risk-free interest rate is determined by reference to the U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company has not paid, and does not anticipate paying, cash dividends on shares of common stock; therefore, the expected dividend yield is assumed to be zero.

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

Comprehensive income (loss)

Components of comprehensive income (loss), including net loss, are reported in the financial statements in the period in which they are recognized. Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders which for the three months ended March 31, 2024 and 2023 consist of unrealized gain (loss) on marketable securities.

Marketable securities

Marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. Short-term marketable securities mature within one year from the balance sheet date while long-term marketable securities mature after one year. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive income as a separate component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are reflected as a component of interest income. Interest on securities sold is determined based on the specific identification method and reflected as interest income. Any realized gains or losses on the sale of investment are reflected as realized (loss) gain on investments.

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

Recently issued but not yet adopted accounting standards

In November 2023, the FASB issued ASC Update No. 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures. This update enhances reportable segment disclosure requirements by requiring public entities to provide disclosures of significant segment expenses and other segment items, as well as disclosures about a reportable segment’s profit or loss and assets that are currently required annually in interim periods. The new standard will be effective for the Company’s annual financial statements for the period beginning on January 1, 2024. The adoption of this standard is not expected to have a material impact on the Company’s disclosures.

In December 2023, the FASB issued ASC Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances income tax disclosure requirements by requiring public entities to provide additional information in its tax rate reconciliation and additional disclosures about income taxes paid. The update is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance and the amendments in this update should be applied prospectively, but entities have the option to apply it retrospectively. The Company is currently evaluating the impact that the standard will have on its Consolidated Financial Statements.

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

The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for credit losses. The allowance for credit losses is developed using historical collection experience, current and future economic and market conditions, and a review of the status of customers’ accounts receivable. The Company had an allowance for credit losses of $420 and $45 at March 31, 2024 and December 31, 2023, respectively.

For the three months ended March 31, 2024 and 2023, no single customer accounted for more than 10% of revenue. As of March 31, 2024, one customer accounted for 16% of accounts receivable. As of December 31, 2023, no single customer accounted for more than 10% of accounts receivable.

(4) Fair value of financial instruments

The Company measures the following financial liabilities at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented.

The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of March 31, 2024 and December 31, 2023:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$11,528	$10,141	$1,387	$—
U.S Treasury securities	29,776	—	29,776	—
Corporate bonds	6,908	—	6,908	—
U.S. Government agency bonds	4,996	—	4,996	—
Commercial paper	3,410	—	3,410	—
Yankee bonds	3,446	—	3,446	—
Total Assets	$60,064	$10,141	$49,923	$—

Liabilities:
Contingent consideration – Short term portion	$3,839	$—	$—	$3,839
Contingent consideration – Long term portion	4,015	—	—	4,015
Total Liabilities	$7,854	$—	$—	$7,854

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$76,844	$76,844	$—	$—
Total Assets	$76,844	$76,844	$—	$—

Liabilities:
Contingent consideration – Short term portion	$1,911	$—	$—	$1,911
Contingent consideration – Long term portion	5,765	—	—	5,765
Total Liabilities	$7,676	$—	$—	$7,676

The following is a summary of cash equivalents and marketable securities as of March 31, 2024 and December 31, 2023:

	March 31, 2024
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents	$11,528	$—	$—	$11,528
Marketable securities (due in one year or less):
U.S Treasury securities	29,780	—	(4)	29,776
Corporate bonds	6,911	—	(3)	6,908
U.S. Government agency bonds	5,000	—	(4)	4,996
Commercial paper	3,413	—	(3)	3,410
Yankee bonds	3,448	—	(2)	3,446
Total marketable securities	48,552	—	(16)	48,536
Total cash equivalents and marketable securities	$60,080	$—	$(16)	$60,064

	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents	$76,844	$—	$—	$76,844
Total cash equivalents	$76,844	$—	$—	$76,844

The Company held ten debt securities at March 31, 2024 classified as marketable securities with original maturity dates greater than three months that were in an unrealized loss position for less than twelve months. The fair market value of these securities was $48,536. The Company evaluated its securities for other-than-temporary impairments based on quantitative and qualitative factors. The Company considered the decline in market value for these securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell these securities, and the Company does not intend to sell these securities before the recovery of their amortized cost basis. Based on its analysis, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2024.

The Company had no material realized gains or losses on its available-for-sale securities for the three months ended March 31, 2024 and 2023.

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

The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs:

	Fair Value
	as of
	March 31,	Valuation	Unobservable
Contingent Consideration Liability	2024	Technique	Inputs
Revenue-based Payments	$7,854	Discounted Cash Flow Analysis under the Income Approach	Revenue discount factor, discount rate

(5) Property and equipment, net

Property and equipment consists of the following:

	Estimated Useful	March 31,	December 31,
	Life (Years)	2024	2023
Furniture and fixtures	7	$317	$474
Computers, laptop and peripherals	5	5,173	5,173
Laboratory equipment	5	7,470	8,869
Leasehold improvements	Shorter of the lease life or 7	5,139	5,876
Total property and equipment		18,099	20,392
Less: Accumulated depreciation		(9,135)	(9,663)
Property and equipment, net		$8,964	$10,729

For the three months ended March 31, 2024, the Company recorded $902 in impairment related to leasehold improvements, furniture and fixtures, and laboratory equipment associated with its exit of office and laboratory space in Menlo Park, California. Please refer to Note 18 – Leases for further discussion. There was no impairment related to property and equipment for the three months ended March 31, 2023.

Depreciation expense relating to property and equipment charged to operations was $716 and $698 for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense relating to property and equipment charged to cost of sales was $156 and $79 for the three months ended March 31, 2024 and 2023, respectively.

Demo inventory consists of the following:

	Estimated	March 31,	December 31,
	Life (Years)	2024	2023
Demo inventory – gross	3	$4,164	$4,284
Less: Accumulated depreciation		(3,438)	(3,391)
Demo inventory, net		$726	$893

Depreciation expense relating to demo equipment charged to operations was $252 and $326 for the three months ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024, the Company’s accounts receivable balance was $13,473, net of $420 of allowance for credit losses. The following table provides a roll-forward of the allowance for credit losses for the three months ended March

31, 2024 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

Balance at January 1, 2024	$45
Change in provision	375
Balance at March 31, 2024	$420

(7) Intangible assets

Intangible assets as of March 31, 2024 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(4,331)	$7,469	15
Developed technology	8,300	(3,808)	4,492	12
Licenses	213	(184)	29	15
Trade names and trademarks	6,300	(3,585)	2,715	12
Capitalized software	3,377	(1,383)	1,994	5
Total intangible assets	$29,990	$(13,291)	$16,699

Intangible assets as of December 31, 2023 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(4,134)	$7,666	15
Developed technology	8,300	(3,635)	4,665	12
Licenses	213	(183)	30	15
Trade names and trademarks	6,300	(3,378)	2,922	12
Capitalized software	3,377	(1,248)	2,129	5
Total intangible assets	$29,990	$(12,578)	$17,412

Total amortization expense was $713 and $817 for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 the amortization expense related to identifiable intangible assets in future periods is expected to be as follows:

2024 remaining	$2,141
2025	2,853
2026	2,823
2027	1,955
2028	1,762
Thereafter	5,165
Total	$16,699

(8) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2024	2023
Payroll and compensation	$4,112	$7,074
Current portion of contingent consideration	3,839	1,911
Inventory purchases	458	609
Customer deposits	1,479	1,096
Accrued interest	791	711
Other accrued expenses	1,783	2,032
Total accrued expenses and other current liabilities	$12,462	$13,433

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

The interest rate was 12.24% at March 31, 2024. A final payment fee of $3,563 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the three months ended March 31, 2024 and 2023, the Company recorded $186 and $150, respectively, related to the amortization of the final payment fee associated with the Midcap Trust Term Loan.

Debt consists of the following:

	March 31,	December 31,
	2024	2023
Midcap Trust Term Loan	$75,000	$75,000
Unamortized debt discount	(419)	(448)
Accretion of final fee	888	702
Total long-term debt, net	$75,469	$75,254

As of March 31, 2024, future principal payments due under the Midcap Trust Term Loan, excluding the $3,563 final payment fee, are as follows:

Midcap Trust
Year ended:	Term Loan
December 31, 2024	$—
December 31, 2025	3,125
December 31, 2026	37,500
December 31, 2027	34,375
Total minimum principal payments	$75,000

(10) Stockholder’s equity

The Company’s Amended and Restated Certificate of Incorporation authorizes it to issue 500,000,000 shares of common stock, $0.00001 par value per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. Each share of Class A common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board, subject to the prior rights of holders of all classes of stock outstanding. As of March 31, 2024 and December 31, 2023, a total of 49,340,417 and 49,117,738 shares of common stock were issued and outstanding, respectively, and 11,157,498 and 8,924,291 shares of common stock were reserved for issuance upon the exercise of stock options and vesting of restricted stock, respectively, including 2,831,674 and 1,823,265, respectively, of shares available for issuance under the 2021 Equity Incentive Plan.

On November 7, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.00001 per share (the “Common Stock”), having an aggregate offering price of up to $50,000 (the “Placement Shares”) through Piper Sandler as its sales agent. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Sandler may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made through The Nasdaq Global Select Market, on any other existing trading market for the Common Stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Piper Sandler may terminate the Equity Distribution Agreement upon notice to the other party and subject to other conditions. The Company will pay Piper Sandler a commission equal to 3.0% of the gross proceeds of any Common Stock sold through Piper Sandler under the Equity Distribution Agreement and has provided Piper Sandler with customary indemnification rights. As of March 31, 2024, we have not sold any shares of common stock under the ATM program.

Issuance costs incurred related to the Equity Distribution Agreement are classified as long-term assets on the balance sheet at March 31, 2024 and December 31, 2023.

On June 7, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC and Piper Sandler (collectively, the “Underwriters”), pursuant to which the Company agreed to issue and sell up to 10,005,000 shares of common stock (the “Shares”), which included 1,305,000 shares (the “Optional Shares”) subject to a 30-day option to purchase additional shares granted to the Underwriters (the “Offering”). The Shares were offered and sold in the Offering at the public offering price of $5.00 per share and were purchased by the Underwriters from the Company at a price of $4.70 per share, except for 3,509,718 shares purchased by entities affiliated with Telegraph Hill Partners, entities affiliated with PSC Capital Partners LLC and certain of our directors, executive officers and other insiders, all considered related parties, which were purchased by the Underwriters at the public offering price.

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

Stock Options

During the three months ended March 31, 2024 and 2023, the Company granted options with an aggregate fair value of $2,709 and $6,008, respectively, which are being recorded as compensation expense over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding), volatility of the Company’s common stock and an assumed-risk-free interest rate.

During the three months ended March 31, 2024, the Company granted options to purchase 730,000 shares of common stock at a weighted average fair value of $3.71 per share and a weighted average exercise price of $5.35 per share. During the three months ended March 31, 2023, the Company granted options to purchase 982,400 shares of common stock at a weighted average fair value of $6.12 per share and a weighted average exercise price of $10.86 per share. For the three months ended March 31, 2024 and 2023, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three months ended	Three months ended
	March 31,	March 31,
	2024	2023
Weighted-average risk-free interest rate	4.3%	3.9%
Expected dividend yield	0%	0%
Expected volatility	75.7%	55.4%
Expected term	6.1 years	6.1 years

Restricted Stock Units

During the three months ended March 31, 2024 and 2023, the Company granted RSUs with an aggregate fair value of $5,482 and $11,547, respectively, which are being recorded as compensation expense over the requisite service period. The fair value of each grant is calculated based on the Company’s stock price on the date of grant. During the three months ended March 31, 2024, the Company granted 1,025,951 RSUs at a weighted average fair value of $5.34 per share. During the three months ended March 31, 2023, the Company granted 1,027,590 RSUs at a weighted average fair value of $11.24 per share.

Stock-Based Compensation

Stock-based compensation related to the Company’s stock-based awards was recorded as an expense and allocated as follows:

	Three months ended
	March 31,
	2024	2023
Cost of goods sold	$74	$86
Selling, general and administrative	2,140	1,922
Research and development	352	367
Total stock-based compensation	$2,566	$2,375

As of March 31, 2024, there was $11,778 of total unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a remaining weighted-average period of 2.4 years.

As of March 31, 2024, there was $13,644 of total unrecognized compensation cost related to non-vested RSUs that is expected to be recognized over a remaining weighted-average period of 3.2 years.

(12) Employee stock purchase plan

On March 24, 2021, the Board and on April 8, 2021, the Company’s stockholders approved and adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective in connection with the closing of the Company’s IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. A total of 172,795 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2022 and ending with January 1, 2030, by an amount equal to 0.5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Board. No shares have been issued under the ESPP at March 31, 2024 and December 31, 2023, respectively.

(13) Income taxes

During the three months ended March 31, 2024 and 2023, the Company recorded a tax provision of $63 and $29, respectively. The tax provision consists primarily of foreign income taxes and state taxes in the United States. The provision differs from the U.S. federal statutory rate of 21% primarily due to the full valuation allowance recorded against the U.S. deferred tax assets, including the current year to date losses. The Company maintains a valuation allowance against its U.S. deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

(14) Commitments and contingencies

License Agreements

In September 2018, in connection with the acquisition of the QPS division of PKI (subsequently known as Revvity), the Company entered into a License Agreement with PKI, pursuant to which PKI granted the Company an exclusive, nontransferable, sublicensable license under certain patent rights to make, use, import and commercialize QPS products and services. The Company is required to pay royalties on net sales of products and services that are covered by patent rights under the agreement at a rate ranging from 1.0% to 7.0%. As of the acquisition date, the Company accounted for the future potential royalty payments as contingent consideration. This contingent consideration is subject to remeasurement. The Company recorded approximately $1,928 and $1,911 of accrued royalties for projected net sales in 2024, and actual net sales in 2023, as of March 31, 2024 and December 31, 2023, respectively. Such amounts are payable in the first quarter of 2025 and 2024, respectively.

Changes in the fair value of the Company’s long-term portion of the contingent consideration liability during the three months ended March 31, 2024 and 2023 were as follows:

Balance as of December 31, 2023	$5,765
Reclassification of FY 2024 payment to accrued expenses	(1,929)
Change in contingent consideration value	179
Balance as of March 31, 2024	$4,015

Balance as of December 31, 2022	$6,039
Reclassification of FY 2023 payment to accrued expenses	(1,640)
Change in contingent consideration value	227
Balance as of March 31, 2023	$4,626

(15) Net loss per share attributable to common stockholders

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards. Awards granted with performance conditions are excluded from the shares used to compute diluted earnings per share until the performance conditions associated with the awards are met.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
	March 31,
	2024	2023
Net loss	$(23,484)	$(18,802)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	49,188,170	38,326,024
Basic and diluted net loss per common share outstanding	$(0.48)	$(0.49)

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

	March 31,
	2024	2023
Outstanding stock options	6,290,879	6,939,998
Unvested restricted stock units	2,034,945	1,353,370
Total	8,325,824	8,293,368

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

The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped:

	Three months ended
	March 31,
	2024	2023
North America	$10,124	$11,851
APAC	3,270	4,387
EMEA	4,956	5,172
Total Revenue	$18,350	$21,410

	Three months ended
	March 31,
	2024	2023
North America	55%	55%
APAC	18%	21%
EMEA	27%	24%
Total Revenue	100%	100%

North America includes the United States and related territories, as well as Canada. APAC also includes Australia. For the three months ended March 31, 2024, the Company had no countries outside of the United States with more than 10% of total revenue. For the three months ended March 31, 2023, the Company had two countries outside of the United States with 11% and 12% of total revenue, respectively.

As of March 31, 2024 and December 31, 2023, substantially all of the Company’s long-lived assets are located in the United States.

(17) Related party transactions

Argonaut Manufacturing Services Inc. (“AMS”) is a portfolio company of Telegraph Hill Partners, which holds greater than 5% of the Company’s total outstanding shares. During the three months ended March 31, 2024 and 2023, the Company incurred costs of goods sold of approximately $1,673 and $1,947, respectively, related to sales of consumables manufactured by AMS. As of March 31, 2024 and December 31, 2023, $4,171 and $3,110, respectively, is included in inventories, net, related to consumables manufactured by AMS. As of March 31, 2024 and December 31, 2023, the Company had $2,444 and $2,618 in accounts payable, respectively, due to AMS.

(18) Leases

In the first quarter of 2024, the Company ceased use of its leased facility in Menlo Park, California and intends to either sublease or exit the vacant space to recover a portion of the total lease costs. The Company’s cease use of its leased facilities required an impairment assessment and the related right-of-use (“ROU”) assets and property and equipment became their own asset group. The impairment analysis evaluated the present value of net cash flows under the original lease and the estimated cash flows under estimated subleases to identify any potential impairment amount. The impairment assessment considered all industry and economic factors such as rental rates, interest rates, and recent real estate activities to estimate the net cash flows analysis and impairment amount.

The above assessments resulted in the Company recording an impairment charge of $2,971 during the three months ended March 31, 2024, which was recorded in impairment on the consolidated statements of operations. For the three months ended March 31, 2024, impairment charges included $2,069 impairment of ROU assets, and $902 impairment of property and equipment, respectively. After recording impairments for the three months ended March 31, 2024, the carrying value of ROU assets and related property and equipment for the facility not being used was $2,115.

There were no ROU asset or leasehold improvement impairments recorded in the three months ended March 31, 2023.

The Company is a lessee under operating leases of offices, warehouse space, laboratory space, and auto leases, and financing leases of computer equipment, staining equipment, and furniture.

Some leases include an option to renew, with renewal terms that can extend the lease term by five years. The exercise of lease renewal options is at the Company’s sole discretion. None of these options to renew are recognized as part of the Company’s right-to-use asset or lease liability as of March 31, 2024, as renewal was determined to not be reasonably assured.

The table below summarizes the Company’s lease costs for the three months ended March 31, 2024 and 2023:

		Three months ended March 31,
Lease Costs	Classification	2024	2023
Finance lease cost:
Amortization of right-of-use assets	Cost of service and other revenue	$89	$71
Amortization of right-of-use assets	Selling, general and administrative	41	46
Amortization of right-of-use assets	Research and development	84	84
Interest on lease liabilities	Interest expense, net	34	20
Operating lease cost:
Rent expense	Cost of product revenue	28	28
Rent expense	Selling, general and administrative	706	784
Total lease cost		$982	$1,033

As of March 31, 2024, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

Maturity of operating lease liabilities	As of March 31, 2024
2024 remaining	$2,136
2025	2,839
2026	2,636
2027	1,104
2028	436
Thereafter	562
Total lease payments	$9,713
Less: discount to lease payments	(1,346)
Total operating lease liabilities	$8,367

As of March 31, 2024, future minimum commitments under ASC 842 under the Company’s financing leases were as follows:

Maturity of financing lease liabilities	As of March 31, 2024
2024 remaining	$581
2025	444
2026	239
2027	239
2028	60
Thereafter	—
Total lease payments	$1,563
Less: discount to lease payments	(211)
Total financing lease liabilities	$1,352

The table below summarizes the weighted-average remaining lease term (in years), the weighted-average incremental borrowing rate (in percentages), as well as supplemental cash flow information related to leases for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
Lease Term, Discount Rates, and Other	2024		2023
Weighted average remaining lease term
Operating leases	3.6	years	4.4	years
Financing leases	3.0	years	2.1	years
Weighted average incremental borrowing rate
Operating leases	7.85%		7.85%
Financing leases	9.90%		6.83%
Cash payments of amounts included in lease liabilities
Operating cash flows from operating leases	$718		$753
Operating cash flows from finance leases	34		20
Financing cash flows from finance leases	181		148

(19) Reduction in force

In January of 2024, the Company initiated a workforce reduction in connection with certain operating expense cost savings initiatives, including consolidating facilities and exiting the Menlo Park, California leased facility discussed in Note 18 – Leases. The workforce reduction was substantially completed by the end of the first quarter of 2024. As part of the workforce reduction, the Company eliminated 51 positions, and relocated certain employees to its Marlborough, Massachusetts facilities.

During the quarter ended March 31, 2024, the Company recorded $1,257 for charges related to the workforce reduction, and $140 of employee and equipment relocation costs associated with the Menlo Park, California exit, respectively, which were recorded in restructuring on the consolidated statements of operations. As of March 31, 2024, $89 of the workforce reduction charges remain unpaid, and are recorded within accrued expenses.

(20) Subsequent events

The Company has evaluated subsequent events from the consolidated balance sheet date through May 13, 2024, which is the date the consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2023 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2024. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those in our Annual Report on Form 10-K for the year ended December 31, 2023, as referred to in the section titled “Risk Factors” under Part II, Item 1A below. Please also see the section titled “Special note regarding forward looking statements.”

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

Our spatial biology solutions measure cells and proteins by providing biomarker data in its spatial context while preserving tissue integrity. Biomarkers are objective measures that capture what is happening in a cell or tissue at a given moment. Current genomic and proteomic methods, such as next-generation sequencing (“NGS”), single-cell analysis, flow cytometry and mass spectrometry, are providing meaningful data but require the destruction of the tissue sample for analysis. While valuable and broadly adopted, these approaches allow scientists to analyze the biomarkers and cells that comprise the tissue but do not provide the fundamental information about tissue structure, cellular interactions and the localized measurements of key biomarkers. Furthermore, current non-destructive tissue analysis and histological methods provide some limited spatial information, but they only measure a minimal number of biomarkers at a time and require expert pathologist interpretation. Our platforms address these limitations by providing end-to-end solutions that enable researchers to quantitatively interrogate a large number of biomarkers and cell types across a tissue section at single-cell resolution. The result is a detailed and computable map of the tissue sample that thoroughly captures the underlying tissue dynamics and interactions between key cell types and biomarkers, a process now referred to as spatial phenotyping. We believe that we are the only business with the breadth of platform capabilities that enable researchers to do a deep exploratory and discovery study, and then further advance and scale their research through the translational and clinical phases, leading to a better understanding of human biology, disease progression and response to therapy. We also believe that we are the only spatial biology business that is capable of delivering a menu of clinical in vitro diagnostics (“IVD”) tests on our platform for routine diagnostic testing.

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

For the three months ended March 31, 2024 and 2023, revenue from North America accounted for approximately 55% and 55% of our revenue, respectively.

We generally outsource our production manufacturing and distribution of our instruments and a majority of our reagents. Design work and prototyping are performed in-house before pilot manufacturing and production are outsourced to third-party contract manufacturers. We use one contract manufacturer to produce our PhenoImager and PhenoCycler instruments, and a second to produce some of our reagent kits. Additionally, we have made investments in our infrastructure and manufacturing facilities to support strategic in-house manufacturing as it relates to our critical and high-complexity proprietary reagents. The contract manufacturers of our systems and reagent kits are located in the United States and Asia. Certain of our suppliers of components and materials are single source suppliers.

As of the date of this Quarterly Report on Form 10-Q, we have financed our operations primarily from the issuance and sale of our equity securities, borrowings under our long-term debt agreement, and revenue from our commercial operations. We have incurred net losses in each period since our inception in 2015. Our net losses were $23.5 million and $18.8 million for the three months ended March 31, 2024 and 2023, respectively. We expect to continue to incur operating losses for the foreseeable future. However, we plan to continue to grow our business while improving results of operations in an effort to achieve cash flow positivity, as we:

●	attract, hire and retain qualified personnel, including in connection with our investments in our infrastructure to support in-house manufacturing;
●	market and sell new and existing solutions and services;
●	invest in processes and infrastructure to scale our business;
●	support research and development to introduce new solutions;
●	expand, protect and defend our intellectual property; and
●	acquire complementary businesses or technologies to support the growth of our business.

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

Drive incremental pull through

We believe that expansion of our installed base to new and existing customers will drive an increase in our recurring reagent and instrument service revenue. In addition, as our research and development team identifies and launches new applications and biomarker targets, we expect to increase incremental pull through on our existing and new instrument installed base. Recurring revenue was 54% and 38% of total revenue for the three months ended March 31, 2024 and 2023, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our installed base expands, we expect recurring revenue on an absolute basis to increase and become an increasingly important contributor to our revenue.

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

During the three months ended March 31, 2024 and 2023, our instrument placements were as follows:

	Three months ended
	March 31,
	2024	2023
Instrument Placements:	30	58

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

Components of results of operations

Revenue

Product Revenue

We generate product revenue from the sale of our instruments, consumables and software products. Instrument sales accounted for 40% and 62% of product revenue for the three months ended March 31, 2024 and 2023, respectively. Consumables revenue accounted for 58% and 37% of our product revenue for the three months ended March 31, 2024 and 2023, respectively.

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

Cost of Goods Sold, Gross Profit and Gross Margin

Product cost of revenue primarily consists of costs for finished goods (both instruments and reagents) produced by our contract manufacturers or in-house, and associated freight, shipping and handling costs for products shipped to customers, salaries and other personnel costs, and other direct costs related to those sales recognized as product revenue in the period. Cost of goods sold for services and other revenue primarily consists of salaries and other personnel costs, travel related to services provided, costs of servicing equipment at customer sites, and all personnel and related costs for our laboratory services operation.

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

Gross profit was $8.4 million compared to $12.3 million for the three months ended March 31, 2024 and 2023, respectively.

Operating expenses

Research and development. Research and development costs primarily consist of salaries, benefits, engineering/design costs, laboratory supplies, materials expenses for employees and third parties engaged in research and product development, and depreciation of property and equipment and amortization of intangibles. We expense all research and development costs in the period in which they are incurred.

We plan to continue to invest in our research and development efforts to enhance existing products and develop new products. We expect these expenses to vary from period to period as a percentage of revenue.

Selling, general and administrative. Our selling, general and administrative expenses primarily consist of salaries and benefits for employees in our executive, accounting and finance, sales and marketing, operations, legal and human resource functions, professional services fees, such as consulting, audit, tax and legal fees, legal expenses related to intellectual property, general corporate costs, commercial sales functions, marketing, travel expenses, facilities, and IT, as well as depreciation of property and equipment and amortization of intangibles. We expect these expenses to vary from period to period as a percentage of revenue.

Change in fair value of contingent consideration. On September 28, 2018, we acquired substantially all the assets of the QPS division of PKI (subsequently known as Revvity). As part of the acquisition, on September 28, 2018, we entered into a License Agreement with PKI. Under the terms of the License Agreement, we agreed to pay PKI certain royalties as a percentage of future net sales of products and services that are covered by patent rights under the agreement, in exchange for a perpetual license of the right to produce and sell QPS products. As of the acquisition date, we accounted for the future potential royalty payments as contingent consideration. This contingent consideration is subject to remeasurement.

Impairment. Impairment expense primarily consists of charges recorded as a result of exiting the Menlo Park, California facilities. As a result of exiting the facilities, we performed an impairment assessment of our long-lived assets, including operating lease right-of-use assets and property and equipment. A portion of our operating lease right-of-use assets (including related property and equipment) were determined to be impaired as their carrying values exceeded their fair values, and corresponding impairment charges were recorded in the three months ended March 31, 2024.

Restructuring. Restructuring expense primarily consists of charges recorded in connection with our workforce reduction executed in January of 2024.

Other income (expense)

Interest expense. Interest expense consists primarily of interest related to borrowings under our debt obligations.

Interest income. Interest income consists of interest earned on cash, cash equivalents, and marketable securities, and the accretion of discounts from the purchase of marketable securities.

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

Results of operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in the Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three months ended
	March 31,
($ in thousands)	2024	2023
Product revenue	$12,140	$15,524
Service and other revenue	6,210	5,886
Total revenue	18,350	21,410
Cost of goods sold:
Cost of product revenue	6,723	5,751
Cost of service and other revenue	3,248	3,366
Total cost of goods sold	9,971	9,117
Gross profit	8,379	12,293
Operating expenses:
Selling, general and administrative	19,863	23,124
Research and development	5,554	6,378
Change in fair value of contingent consideration	179	227
Impairment	2,971	—
Restructuring	1,397	—
Total operating expenses	29,964	29,729
Loss from operations	(21,585)	(17,436)
Other income (expense):
Interest expense	(2,612)	(2,054)
Interest income	937	765
Other expense, net	(161)	(48)
Loss before provision for income taxes	(23,421)	(18,773)
Provision for income taxes	(63)	(29)
Net loss	$(23,484)	$(18,802)

Comparison of the three months ended March 31, 2024 and 2023

Revenue

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Product revenue	$12,140	$15,524	$(3,384)	(22)%
Service and other revenue	6,210	5,886	324	6%
Total revenue	$18,350	$21,410	$(3,060)	(14)%

Product revenue decreased by $3.4 million, or 22%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily driven by a $4.7 million decrease in instrument revenue resulting from 30 new system placements during the three months ended March 31, 2024, compared to 58 new system placements for the three months ended March 31, 2023, offset by a $1.3 million increase in consumable revenue resulting from a larger installed base of 1,213 systems as of March 31, 2024, as compared to 992 systems as of March 31, 2023.

Service and other revenue increased by $0.3 million, or 6%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to an increase relating to lab services operations, including revenue generated from companion diagnostic development, and other immaterial changes.

Cost of Goods Sold, Gross Profit and Gross Margin

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Cost of product revenue	$6,723	$5,751	$972	17%
Cost of service and other revenue	3,248	3,366	(118)	(4)%
Total cost of goods sold	$9,971	$9,117	$854	9%
Gross profit	$8,379	$12,293	$(3,914)	(32)%
Gross margin	46%	57%

Cost of product revenue increased by $1.0 million, or 17%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in cost of product revenue was primarily driven by a $2.0 million charge related to obsolete inventory associated with the Mantra 2 Quantitative Pathology Workstation and the Vectra 3 Automated Quantitative Pathology Imaging System (collectively, the “Discontinued Products”), a legacy product line which was discontinued in the first quarter of 2024, and costs associated with increased reagents sales, offset by a decrease in costs associated with decreased instrument sales. Cost of service and other revenue decreased by $0.1 million, or 4%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Gross profit decreased by $3.9 million, or 32%, and gross margin decreased by 12% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease in gross profit was primarily due to the charge related to the Discontinued Products, as well as a decrease in instrument sales. The decrease in gross margin was primarily due to the charge resulting from the Discontinued Products.

Operating Expenses

Selling, General and Administrative

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Selling, general and administrative	$19,863	$23,124	$(3,261)	(14)%

Selling, general and administrative expense decreased by $3.3 million, or 14%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily due to a $1.4 million decrease in personnel-related expenses, a $1.1 million decrease in professional fees, and other related fees such as legal, consulting, and IT, a $0.7 million decrease in recruiting, training, conferences, and travel and expenses, offset by a $0.4 million charge to our allowance for credit losses, and other immaterial changes.

Research and development

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Research and development	$5,554	$6,378	$(824)	(13)%

Research and development expense decreased by $0.8 million, or 13% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily due to a $1.1 million decrease in personnel-related expenses and other immaterial changes.

Change in fair value of contingent consideration

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Change in fair value of contingent consideration	$179	$227	$(48)	(21)%

Change in fair value of contingent consideration decreased by $48.0 thousand, or 21%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to current period remeasurement.

Impairment

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Impairment	$2,971	$—	$2,971	100%

Impairment increased by $3.0 million, or 100% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to impairment charges to our right-of-use assets and property and equipment associated with exiting our Menlo Park, California facilities in the first quarter of 2024.

Restructuring

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Restructuring	$1,397	$—	$1,397	100%

Restructuring increased by $1.4 million, or 100% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily associated with our workforce reduction that we executed in January of 2024.

Interest expense

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Interest expense	$2,612	$2,054	$558	27%

Interest expense increased by $0.6 million, or 27% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to increased debt levels as of March 31, 2024 as compared to March 31, 2023, as well as an increase in interest rates.

Interest income

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Interest income	$937	$765	$172	22%

Interest income increased by $0.2 million, or 22% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was due to higher interest rates earned on cash, cash equivalents, and marketable securities.

Other expense, net

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Other expense, net	$161	$48	$113	235%

Other expense, net increased by $113 thousand, or 235% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had approximately $61.6 million in cash, cash equivalents, and marketable securities.

Since our inception, we have experienced losses and negative cash flows from operations, and we incurred a consolidated net loss of $23.5 million for the three months ended March 31, 2024 and had an accumulated deficit of $253.6 million as of March 31, 2024. We have historically relied on equity financings and borrowings under our credit facility to fund our operations to date. We may in the future sell shares of our common stock, including pursuant to the Equity Distribution Agreement to help fund our operations.

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

Sources of Liquidity

Since our inception, we have financed our operations primarily from the issuance and sale of our equity securities, borrowings under long-term debt agreements, and revenue from our commercial operations. In April 2021, we raised $138.6 million in net proceeds through the sale of common stock from our IPO, after deducting the underwriter discounts and commissions and offering expenses of $12.8 million. As described further in Note 10 to our consolidated financial statements in this Quarterly Report on Form 10-Q, in June 2023, we completed a follow-on public offering of our common stock pursuant to which we raised approximately $47.8 million in net proceeds, after deducting the underwriting discounts and commissions and offering expenses.

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

We were in compliance with all covenants under the Midcap Trust Term Loan as of March 31, 2024.

At-the-Market Offering

On November 7, 2022, we entered into the Equity Distribution Agreement with Piper Sandler with respect to an ATM offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Piper Sandler as our sales agent. As of March 31, 2024, we have not sold any shares of common stock under the ATM program.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three months ended
	March 31,
($ in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(20,824)	$(19,758)
Investing activities	(48,817)	6,196
Financing activities	(444)	(419)
Net decrease in cash, cash equivalents, and restricted cash	$(70,085)	$(13,981)

Operating activities

Net cash used in operating activities increased by $1.1 million to $20.8 million in the three months ended March 31, 2024 compared to $19.8 million in the three months ended March 31, 2023.

Net cash used in operating activities during the three months ended March 31, 2024 consisted of a net loss of $23.5 million and a change in our net operating assets and liabilities of $8.2 million, offset by non-cash charges of $10.9 million. The change in our net operating assets and liabilities was primarily due to increased inventory levels of $7.3 million, decreases in accounts payable, accrued expenses and other liabilities of $3.2 million, decreases in operating lease liabilities of $0.6 million, and decreases in deferred revenue of $0.3 million, offset by decreases in accounts receivable of $3.1 million. Non-cash charges primarily consisted of $3.0 million of impairment expense, $2.6 million of stock-based compensation expense, $2.1 million of depreciation and amortization, a $2.3 million adjustment for excess and obsolete inventories, $0.4 million in credit losses for accounts receivable, decreases in operating lease right of use assets of $0.7 million, a $0.2 million change in fair value of contingent consideration, and $0.2 million of non-cash interest expense, offset by $0.5 million in accretion of marketable securities.

Net cash used in operating activities during the three months ended March 31, 2023 consisted of a net loss of $18.8 million and a change in our net operating assets and liabilities of $6.5 million, offset by non-cash charges of $5.5 million. The change in our net operating assets and liabilities was due to decreases in accounts payable, accrued expenses and other liabilities of $5.8 million, increases in accounts receivable of $3.2 million, decreases in operating lease liabilities of $0.5 million and increased inventory levels of $0.1 million, offset by decreases in prepaid expenses and other assets of $2.5 million, and increases in deferred revenue of $0.8 million. Non-cash charges primarily consisted of $2.4 million of stock-based compensation expense, $2.1 million of depreciation and amortization, decreases in operating lease right of use assets of $0.6 million, $0.2 million of non-cash interest expense, and a $0.2 million change in fair value of contingent consideration.

Investing activities

Net cash used in investing activities was $48.8 million for the three months ended March 31, 2024 compared to net cash provided by investing activities of $6.2 million during the three months ended March 31, 2023.

Net cash used in investing activities for the three months ended March 31, 2024 was driven by purchases of marketable securities of $48.0 million and purchases of property and equipment of $0.8 million.

Net cash provided by investing activities for the three months ended March 31, 2023 was driven by maturities of marketable securities of $7.0 million, offset by purchases of property and equipment of $0.8 million.

Financing activities

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2024 compared to $0.4 million for the three months ended March 31, 2023.

Net cash used in financing activities for the three months ended March 31, 2024 was primarily driven by $0.2 million in principal payments on financing leases, $0.2 million in payments of deferred offering costs, and $0.1 million in settlement of restricted stock units for tax withholding obligations.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 5, 2024.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024. There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 5, 2024. The risk factors may be important to understanding other statements in this report and should be read in conjunction with the unaudited financial statements and related notes in this report. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operations, product pipeline, operating results, financial condition or liquidity, and consequently, the value of our securities. Further, additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and prospects.

There have been no material changes to the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 5, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the first quarter of 2024, no directors or officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Akoya Biosciences, Inc.

Date: May 13, 2024	By:	/s/ Brian McKelligon
Brian McKelligon
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Johnny Ek
Johnny Ek
Chief Financial Officer
(Principal Financial and Accounting Officer)