Form 10-Q
period 2024-06-30
Akoya Biosciences, Inc.
filed 2024-08-06
CIK 1711933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Number of shares of the registrant’s common shares outstanding at July 31, 2024: 49,499,487

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

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$8,923	$83,125
Marketable securities	36,301	—
Accounts receivable, net	16,554	16,994
Inventories, net	24,796	17,877
Prepaid expenses and other current assets	2,938	3,794
Total current assets	89,512	121,790
Property and equipment, net	8,164	10,729
Marketable securities, net of current portion	3,496	—
Restricted cash	704	699
Demo inventory, net	666	893
Intangible assets, net	15,986	17,412
Goodwill	18,262	18,262
Operating lease right of use assets, net	5,154	8,365
Financing lease right of use assets, net	1,154	1,562
Other assets	647	657
Total assets	$143,745	$180,369
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,785	$11,776
Accrued expenses and other current liabilities	13,170	13,433
Current portion of operating lease liabilities	2,680	2,681
Current portion of financing lease liabilities	642	767
Deferred revenue	6,461	6,688
Total current liabilities	32,738	35,345
Deferred revenue, net of current portion	3,170	3,193
Long-term debt, net of debt discount	75,684	75,254
Deferred tax liability, net	75	38
Operating lease liabilities, net of current portion	5,155	6,238
Financing lease liabilities, net of current portion	537	766
Contingent consideration liability, net of current portion	4,097	5,765
Other liabilities	40	—
Total liabilities	121,496	126,599
Stockholders’ equity:
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common Stock, $0.00001 par value; 500,000,000 shares authorized at June 30, 2024 and December 31, 2023; 49,467,363 and 49,117,738 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid in capital	288,963	283,839
Accumulated deficit	(266,704)	(230,071)
Accumulated other comprehensive loss	(12)	—
Total stockholders’ equity	22,249	53,770
Total liabilities and stockholders’ equity	$143,745	$180,369

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except share & per share data)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$15,926	$17,147	$28,066	$32,671
Service and other revenue	7,238	6,374	13,448	12,260
Total revenue	23,164	23,521	41,514	44,931
Cost of goods sold:
Cost of product revenue	6,467	7,788	13,190	13,539
Cost of service and other revenue	3,311	3,617	6,559	6,983
Total cost of goods sold	9,778	11,405	19,749	20,522
Gross profit	13,386	12,116	21,765	24,409
Operating expenses:
Selling, general and administrative	19,094	23,905	38,957	47,030
Research and development	5,288	6,923	10,842	13,300
Change in fair value of contingent consideration	88	530	267	757
Impairment	—	—	2,971	—
Restructuring	—	—	1,397	—
Total operating expenses	24,470	31,358	54,434	61,087
Loss from operations	(11,084)	(19,242)	(32,669)	(36,678)
Other income (expense):
Interest expense	(2,606)	(2,175)	(5,218)	(4,229)
Interest income	668	737	1,605	1,502
Other expense, net	(80)	(105)	(241)	(153)
Loss before provision for income taxes	(13,102)	(20,785)	(36,523)	(39,558)
Provision for income taxes	(47)	(18)	(110)	(47)
Net loss	$(13,149)	$(20,803)	$(36,633)	$(39,605)
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.51)	$(0.74)	$(1.00)
Weighted-average shares outstanding, basic and diluted	49,419,982	40,639,714	49,304,076	39,489,261

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net loss	$(13,149)	$(20,803)	$(36,633)	$(39,605)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	4	—	(12)	6
Total other comprehensive income (loss)	4	—	(12)	6
Comprehensive loss	$(13,145)	$(20,803)	$(36,645)	$(39,599)

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)

					Accumulated
			Additional		other	Total
	Common Stock		Paid in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(loss) income	Equity
Balance at December 31, 2023	49,117,738	$2	$283,839	$(230,071)	$—	$53,770
Exercise of stock options	65,482	—	36	—	—	36
Vesting of restricted stock units	157,197	—	(149)	—	—	(149)
Net loss	—	—	—	(23,484)	—	(23,484)
Other comprehensive loss	—	—	—	—	(16)	(16)
Stock-based compensation	—	—	2,566	—	—	2,566
Balance at March 31, 2024	49,340,417	$2	$286,292	$(253,555)	$(16)	$32,723
Exercise of stock options	59,129	—	23	—	—	23
Vesting of restricted stock units	67,817	—	(65)	—	—	(65)
Net loss	—	—	—	(13,149)	—	(13,149)
Other comprehensive income	—	—	—	—	4	4
Stock-based compensation	—	—	2,713	—	—	2,713
Balance at June 30, 2024	49,467,363	$2	$288,963	$(266,704)	$(12)	$22,249

					Accumulated
			Additional		other	Total
	Common Stock		Paid in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(loss) income	Equity
Balance at December 31, 2022	38,288,188	$2	$225,333	$(166,748)	$(6)	$58,581
Exercise of stock options	88,756	—	58	—	—	58
Vesting of restricted stock units	22,127	—	(94)	—	—	(94)
Net loss	—	—	—	(18,802)	—	(18,802)
Other comprehensive income	—	—	—	—	6	6
Stock-based compensation	—	—	2,375	—	—	2,375
Balance at March 31, 2023	38,399,071	$2	$227,672	$(185,550)	$—	$42,124
Exercise of stock options	379,418	—	143	—	—	143
Vesting of restricted stock units	38,452	—	—	—	—	—
Sale of common stock in underwritten offering, net of costs	10,005,000	—	47,817	—	—	47,817
Net loss	—	—	—	(20,803)	—	(20,803)
Stock-based compensation	—	—	2,620	—	—	2,620
Balance at June 30, 2023	48,821,941	$2	$278,252	$(206,353)	$—	$71,901

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six months ended
	June 30,	June 30,
	2024	2023
Operating activities
Net loss	$(36,633)	$(39,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,977	4,208
Non-cash interest expense	430	359
Stock-based compensation expense	5,279	4,995
Deferred taxes	37	—
Change in fair value of contingent consideration	267	757
Credit losses on accounts receivable	915	—
Net accretion of marketable securities	(1,026)	(5)
Operating lease right of use assets	1,142	1,156
Provision for excess and obsolete inventories	2,779	2,198
Impairment	2,971	—
Changes in operating assets and liabilities:
Accounts receivable, net	(475)	(3,137)
Prepaid expenses and other assets	866	2,342
Inventories, net	(9,597)	(4,045)
Accounts payable	(1,991)	1,104
Accrued expenses and other liabilities	528	(2,140)
Operating lease liabilities	(1,084)	(1,065)
Deferred revenue	(250)	1,316
Net cash used in operating activities	(31,865)	(31,562)
Investing activities
Purchases of property and equipment	(980)	(2,227)
Purchases of marketable securities	(69,783)	—
Sales of marketable securities	5,000	—
Maturities of marketable securities	26,000	7,000
Net cash (used in) provided by investing activities	(39,763)	4,773
Financing activities
Sale of common stock in underwritten offering, net of costs	—	48,071
Proceeds from stock option exercises	59	201
Settlement of restricted stock units for tax withholding obligations	(214)	(94)
Principal payments on financing leases	(354)	(321)
Payments of debt issuance costs	—	(33)
Payments of deferred offering costs	(150)	(207)
Payments of contingent consideration	(1,910)	(1,709)
Net cash (used in) provided by financing activities	(2,569)	45,908
Net (decrease) increase in cash, cash equivalents, and restricted cash	(74,197)	19,119
Cash, cash equivalents, and restricted cash at beginning of period	83,824	74,532
Cash, cash equivalents, and restricted cash at end of period	$9,627	$93,651
Supplemental disclosures of cash flow information
Cash paid for interest	$4,588	$3,705
Cash paid for income taxes	$—	$—
Supplemental disclosures of non-cash activities
Right-of-use asset obtained in exchange for lease liabilities	$—	$914
Unpaid offering costs related to sale of common stock in underwritten offering	$—	$254
Purchases of property and equipment included in accounts payable and accrued expenses	$44	$596

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of June 30, 2024, the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024, the results of its operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are also unaudited. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2024.

Liquidity and going concern

At June 30, 2024, the Company had cash, cash equivalents, and marketable securities of $48,720 and an accumulated deficit of $266,704. The future success of the Company is dependent on its ability to successfully commercialize its products, successfully launch future products, obtain additional capital, if necessary, and ultimately attain profitable operations. The Company has funded its operations primarily through its preferred stock issuances, debt financing arrangements, and through the sale of shares of the Company’s common stock. The Company completed its initial public offering of the Company’s common stock in April of 2021 (the “IPO”) and completed a follow-on public offering of the Company’s common stock in June of 2023, as further described in Note 10.

The Company is subject to a number of risks similar to other newly commercial life sciences companies, including, but not limited to, development and market acceptance of the Company’s products and potential products, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The Company has incurred losses since its inception and has used cash from operations of $31,865 during the six months ended June 30, 2024. However, the Company believes that its existing cash, cash equivalents, and marketable securities will be adequate to satisfy its current operating plans for at least the next twelve months from the issuance of these financial statements.

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

(2) Summary of significant accounting policies

Significant accounting policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC and have not materially changed during the six months ended June 30, 2024.

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

In June 2022, the Company entered into a Companion Diagnostic Agreement with Acrivon Therapeutics, Inc. (the “Acrivon Agreement”) to co-develop, validate, and commercialize Acrivon’s OncoSignature® test. On December 4, 2023, the Company amended the Acrivon Agreement, which expanded the scope of work and increased total development milestone payments to an aggregate of $17,250. Such amendment was accounted for as a modification to the existing contract. The Company is entitled to be paid through an upfront payment and at the achievement of certain developmental, commercial, and FDA milestones during the development that could aggregate to $17,850. A portion of these payments have been received from June 2022 through June 30, 2024.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products, and between instrument warranty and service and other revenue, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates the Company’s revenue by major source:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue
Product revenue
Instruments	$8,295	$11,276	$13,164	$20,883
Consumables	7,390	5,819	14,391	11,531
Standalone software products	241	52	511	257
Total product revenue	$15,926	$17,147	$28,066	$32,671
Service and other revenue
Service and other revenue	$4,459	$3,869	$7,842	$7,421
Instrument warranty	2,779	2,505	5,606	4,839
Total service and other revenue	$7,238	$6,374	$13,448	$12,260
Total revenue	$23,164	$23,521	$41,514	$44,931

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

Contract Assets and Liabilities

The Company’s contract assets consist of revenues recognized, but not yet invoiced to customers for lab services, companion diagnostic development, and instruments. The Company classifies contract assets in accounts receivable. Contract assets are classified as current or noncurrent based on timing of when the Company expects to invoice the customer. The Company recorded $2,248 and $1,276 in contract assets at June 30, 2024 and December 31, 2023, respectively.

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

Cost to Obtain and Fulfill a Contract

Under ASC 606, the Company is required to capitalize certain costs to obtain customer contracts and costs to fulfill customer contracts. These costs are required to be amortized to expense on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates, compared to previously being expensed as incurred. As a practical expedient, the Company recognizes any incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset is one year or less. Capitalizable costs to obtain contracts, such as commissions, and costs to fulfill customer contracts were determined to be immaterial for the three and six months ended June 30, 2024 and 2023.

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

Comprehensive income (loss)

Components of comprehensive income (loss), including net loss, are reported in the financial statements in the period in which they are recognized. Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders which for the three and six months ended June 30, 2024 and 2023 consist of unrealized gain (loss) on marketable securities.

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

The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for credit losses. The allowance for credit losses is developed using historical collection experience, current and future economic and market conditions, and a review of the status of customers’ accounts receivable. The Company had an allowance for credit losses of $960 and $45 at June 30, 2024 and December 31, 2023, respectively.

For the three and six months ended June 30, 2024 and 2023, no single customer accounted for more than 10% of revenue. As of June 30, 2024, one customer accounted for 13% of accounts receivable. As of December 31, 2023, no single customer accounted for more than 10% of accounts receivable.

(4) Fair value of financial instruments

The Company measures the following financial liabilities at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented.

The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of June 30, 2024 and December 31, 2023:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$6,540	$6,540	$—	$—
U.S Treasury securities	25,897	—	25,897	—
Corporate bonds	3,463	—	3,463	—
U.S. Government agency bonds	3,496	—	3,496	—
Commercial paper	3,455	—	3,455	—
Yankee bonds	3,486	—	3,486	—
Total Assets	$46,337	$6,540	$39,797	$—

Liabilities:
Contingent consideration – Short term portion	$1,935	$—	$—	$1,935
Contingent consideration – Long term portion	4,097	—	—	4,097
Total Liabilities	$6,032	$—	$—	$6,032

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$76,844	$76,844	$—	$—
Total Assets	$76,844	$76,844	$—	$—

Liabilities:
Contingent consideration – Short term portion	$1,911	$—	$—	$1,911
Contingent consideration – Long term portion	5,765	—	—	5,765
Total Liabilities	$7,676	$—	$—	$7,676

The following is a summary of cash equivalents and marketable securities as of June 30, 2024 and December 31, 2023:

	June 30, 2024
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents	$6,540	$—	$—	$6,540
Marketable securities (due in one year or less):
U.S Treasury securities	25,897	—	—	25,897
Corporate bonds	3,469	—	(6)	3,463
Commercial paper	3,458	—	(3)	3,455
Yankee bonds	3,487	—	(1)	3,486
Total marketable securities due in one year or less	36,311	—	(10)	36,301
Marketable securities (due in one to two years):
U.S. Government agency bonds	3,498	—	(2)	3,496
Total marketable securities due in one to two years	3,498	—	(2)	3,496
Total cash equivalents and marketable securities	$46,349	$—	$(12)	$46,337

	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents	$76,844	$—	$—	$76,844
Total cash equivalents	$76,844	$—	$—	$76,844

The Company held six debt securities at June 30, 2024 classified as marketable securities with original maturity dates greater than three months that were in an unrealized loss position for less than twelve months. The fair market value of these securities was $24,147. The Company evaluated its securities for other-than-temporary impairments based on quantitative and qualitative factors. The Company considered the decline in market value for these securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell these securities, and the Company does not intend to sell these securities before the recovery of their amortized cost basis. Based on its analysis, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2024.

The Company had no material realized gains or losses on its available-for-sale securities for the three and six months ended June 30, 2024 and 2023.

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

The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs:

	Fair Value
	as of
	June 30,	Valuation	Unobservable
Contingent Consideration Liability	2024	Technique	Inputs
Revenue-based Payments	$6,032	Discounted Cash Flow Analysis under the Income Approach	Revenue discount factor, discount rate

(5) Property and equipment, net

Property and equipment consists of the following:

	Estimated Useful	June 30,	December 31,
	Life (Years)	2024	2023
Furniture and fixtures	7	$364	$474
Computers, laptop and peripherals	5	5,185	5,173
Laboratory equipment	5	7,266	8,869
Leasehold improvements	Shorter of the lease life or 7	5,154	5,876
Total property and equipment		17,969	20,392
Less: Accumulated depreciation		(9,805)	(9,663)
Property and equipment, net		$8,164	$10,729

For the six months ended June 30, 2024, the Company recorded $902 in impairment related to leasehold improvements, furniture and fixtures, and laboratory equipment associated with its exit of office and laboratory space in Menlo Park, California. Please refer to Note 18 – Leases for further discussion. There was no impairment related to property and equipment for the three and six months ended June 30, 2023.

Depreciation expense relating to property and equipment charged to operations was $667 and $721 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense relating to property and equipment charged to operations was $1,388 and $1,419 for the six months ended June 30, 2024 and 2023, respectively. Depreciation expense relating to property and equipment charged to cost of sales was $114 and $151 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense relating to property and equipment charged to cost of sales was $270 and $230 for the six months ended June 30, 2024 and 2023, respectively.

Demo inventory consists of the following:

	Estimated	June 30,	December 31,
	Life (Years)	2024	2023
Demo inventory – gross	3	$4,272	$4,284
Less: Accumulated depreciation		(3,606)	(3,391)
Demo inventory, net		$666	$893

Depreciation expense relating to demo equipment charged to operations was $233 and $326 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense relating to demo equipment charged to operations was $485 and $652 for the six months ended June 30, 2024 and 2023, respectively.

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

As of June 30, 2024, the Company’s accounts receivable balance was $16,554, net of $960 of allowance for credit losses. The following table provides a roll-forward of the allowance for credit losses for the six months ended June 30, 2024 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

Balance at January 1, 2024	$45
Change in provision	915
Balance at June 30, 2024	$960

(7) Intangible assets

Intangible assets as of June 30, 2024 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(4,528)	$7,272	15
Developed technology	8,300	(3,981)	4,319	12
Licenses	213	(185)	28	15
Trade names and trademarks	6,300	(3,792)	2,508	12
Capitalized software	3,377	(1,518)	1,859	5
Total intangible assets	$29,990	$(14,004)	$15,986

Intangible assets as of December 31, 2023 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(4,134)	$7,666	15
Developed technology	8,300	(3,635)	4,665	12
Licenses	213	(183)	30	15
Trade names and trademarks	6,300	(3,378)	2,922	12
Capitalized software	3,377	(1,248)	2,129	5
Total intangible assets	$29,990	$(12,578)	$17,412

Total amortization expense was $713 and $675 for the three months ended June 30, 2024 and 2023, respectively. Total amortization expense was $1,426 and $1,492 for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 the amortization expense related to identifiable intangible assets in future periods is expected to be as follows:

2024 remaining	$1,427
2025	2,853
2026	2,823
2027	1,956
2028	1,761
Thereafter	5,166
Total	$15,986

(8) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2024	2023
Payroll and compensation	$4,862	$7,074
Current portion of contingent consideration	1,935	1,911
Inventory purchases	2,317	609
Customer deposits	786	1,096
Accrued interest	765	711
Other accrued expenses	2,505	2,032
Total accrued expenses and other current liabilities	$13,170	$13,433

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

In July 2024, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Midcap Trust Term Loan, which amended certain affirmative financial covenants.

The interest rate was 12.24% at June 30, 2024. A final payment fee of $3,563 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the three months ended June 30, 2024 and 2023, the Company recorded $186 and $151, respectively, related to the amortization of the final payment fee associated with the Midcap Trust Term Loan. For the six months ended June 30, 2024 and 2023, the Company recorded $372 and $301, respectively, related to the amortization of the final payment fee associated with the Midcap Trust Term Loan.

Debt consists of the following:

	June 30,	December 31,
	2024	2023
Midcap Trust Term Loan	$75,000	$75,000
Unamortized debt discount	(390)	(448)
Accretion of final fee	1,074	702
Total long-term debt, net	$75,684	$75,254

As of June 30, 2024, future principal payments due under the Midcap Trust Term Loan, excluding the $3,563 final payment fee, are as follows:

Midcap Trust
Year ended:	Term Loan
December 31, 2024	$—
December 31, 2025	3,125
December 31, 2026	37,500
December 31, 2027	34,375
Total minimum principal payments	$75,000

(10) Stockholder’s equity

The Company’s Amended and Restated Certificate of Incorporation authorizes it to issue 500,000,000 shares of common stock, $0.00001 par value per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. Each share of Class A common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board, subject to the prior rights of holders of all classes of stock outstanding. As of June 30, 2024 and December 31, 2023, a total of 49,467,363 and 49,117,738 shares of common stock were issued and outstanding, respectively, and 11,030,552 and 8,924,291 shares of common stock were reserved for issuance upon the exercise of stock options and vesting of restricted stock, respectively, including 3,274,489 and 1,823,265, respectively, of shares available for issuance under the 2021 Equity Incentive Plan.

On November 7, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.00001 per share (the “Common Stock”), having an aggregate offering price of up to $50,000 (the “Placement Shares”) through Piper Sandler as its sales agent. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Sandler may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made through The Nasdaq Global Select Market, on any other existing trading market for the Common Stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Piper Sandler may terminate the Equity Distribution Agreement upon notice to the other party and subject to other conditions. The Company will pay Piper Sandler a commission equal to 3.0% of the gross proceeds of any Common Stock sold through Piper Sandler under the Equity Distribution Agreement and has provided Piper Sandler with customary indemnification rights. As of June 30, 2024, we have not sold any shares of common stock under the ATM program.

Issuance costs incurred related to the Equity Distribution Agreement are classified as long-term assets on the balance sheet at June 30, 2024 and December 31, 2023.

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

Stock Options

During the six months ended June 30, 2024 and 2023, the Company granted options with an aggregate fair value of $3,286 and $7,325, respectively, which are being recorded as compensation expense over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding), volatility of the Company’s common stock and an assumed-risk-free interest rate.

During the six months ended June 30, 2024, the Company granted options to purchase 1,155,217 shares of common stock at a weighted average fair value of $2.84 per share and a weighted average exercise price of $4.12 per share. During the six months ended June 30, 2023, the Company granted options to purchase 1,467,154 shares of common stock at a weighted average fair value of $4.99 per share and a weighted average exercise price of $9.17 per share. For the three and six months ended June 30, 2024 and 2023, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Weighted-average risk-free interest rate	4.3%	3.7%	4.3%	3.8%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	77.0%	54.3%	76.1%	53.5%
Expected term	5.5 years	5.6 years	5.9 years	5.9 years

Restricted Stock Units

During the six months ended June 30, 2024 and 2023, the Company granted RSUs with an aggregate fair value of $5,804 and $11,924, respectively, which are being recorded as compensation expense over the requisite service period. The fair value of each grant is calculated based on the Company’s stock price on the date of grant. During the six months ended June 30, 2024, the Company granted 1,141,351 RSUs at a weighted average fair value of $5.08 per share. During the six months ended June 30, 2023, the Company granted 1,090,890 RSUs at a weighted average fair value of $10.93 per share.

Stock-Based Compensation

Stock-based compensation related to the Company’s stock-based awards was recorded as an expense and allocated as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of goods sold	$93	$83	$167	$169
Selling, general and administrative	2,201	2,186	4,341	4,108
Research and development	419	351	771	718
Total stock-based compensation	$2,713	$2,620	$5,279	$4,995

As of June 30, 2024, there was $9,938 of total unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a remaining weighted-average period of 2.2 years.

As of June 30, 2024, there was $12,259 of total unrecognized compensation cost related to non-vested RSUs that is expected to be recognized over a remaining weighted-average period of 3.0 years.

(12) Employee stock purchase plan

On March 24, 2021, the Board and on April 8, 2021, the Company’s stockholders approved and adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective in connection with the closing of the Company’s IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. A total of 172,795 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2022 and ending with January 1, 2030, by an amount equal to 0.5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Board. No shares have been issued under the ESPP at June 30, 2024 and December 31, 2023, respectively.

(13) Income taxes

During the three months ended June 30, 2024 and 2023, the Company recorded a tax provision of $47 and $18, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded a tax provision of $110 and $47, respectively. The tax provision consists primarily of foreign income taxes and state taxes in the United States. The provision differs from the U.S. federal statutory rate of 21% primarily due to the full valuation allowance recorded against the U.S. deferred tax assets, including the current year to date losses. The Company maintains a valuation allowance against its U.S. deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

(14) Commitments and contingencies

License Agreements

In September 2018, in connection with the acquisition of the QPS division of PKI (subsequently known as Revvity), the Company entered into a License Agreement with PKI, pursuant to which PKI granted the Company an exclusive, nontransferable, sublicensable license under certain patent rights to make, use, import and commercialize QPS products and services. The Company is required to pay royalties on net sales of products and services that are covered by patent rights under the agreement at a rate ranging from 1.0% to 7.0%. As of the acquisition date, the Company accounted for the future potential royalty payments as contingent consideration. This contingent consideration is subject to remeasurement. The Company recorded approximately $1,935 and $1,911 of accrued royalties for projected net sales in

2024, and actual net sales in 2023, as of June 30, 2024 and December 31, 2023, respectively. Such amounts are payable in the first quarter of 2025 and 2024, respectively.

Changes in the fair value of the Company’s long-term portion of the contingent consideration liability during the six months ended June 30, 2024 and 2023 were as follows:

Balance as of December 31, 2023	$5,765
Reclassification of FY 2024 payment to accrued expenses	(1,935)
Change in contingent consideration value	267
Balance as of June 30, 2024	$4,097

Balance as of December 31, 2022	$6,039
Reclassification of FY 2023 payment to accrued expenses	(1,745)
Change in contingent consideration value	757
Balance as of June 30, 2023	$5,051

(15) Net loss per share attributable to common stockholders

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards. Awards granted with performance conditions are excluded from the shares used to compute diluted earnings per share until the performance conditions associated with the awards are met.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(13,149)	$(20,803)	$(36,633)	$(39,605)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	49,419,982	40,639,714	49,304,076	39,489,261
Basic and diluted net loss per common share outstanding	$(0.27)	$(0.51)	$(0.74)	$(1.00)

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

	June 30,
	2024	2023
Outstanding stock options	6,319,969	6,381,561
Unvested restricted stock units	1,987,449	1,181,327
Total	8,307,418	7,562,888

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

The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
North America	$14,383	$13,810	$24,507	$25,661
APAC	3,187	4,110	6,457	8,497
EMEA	5,594	5,601	10,550	10,773
Total Revenue	$23,164	$23,521	$41,514	$44,931

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
North America	62%	59%	59%	57%
APAC	14%	17%	16%	19%
EMEA	24%	24%	25%	24%
Total Revenue	100%	100%	100%	100%

North America includes the United States and related territories, as well as Canada. APAC also includes Australia. For the three and six months ended June 30, 2024, the Company had no countries outside of the United States with more than 10% of total revenue. For the three months and six months ended June 30, 2023, the Company had no countries outside of the United States with more than 10% of total revenue.

As of June 30, 2024 and December 31, 2023, substantially all of the Company’s long-lived assets are located in the United States.

(17) Related party transactions

Argonaut Manufacturing Services Inc. (“AMS”) is a portfolio company of Telegraph Hill Partners, which holds greater than 5% of the Company’s total outstanding shares. During the three months ended June 30, 2024 and 2023, the Company incurred costs of goods sold of approximately $1,414 and $1,814, respectively, related to sales of consumables manufactured by AMS. During the six months ended June 30, 2024 and 2023, the Company incurred costs of goods sold of approximately $3,087 and $3,761, respectively, related to sales of consumables manufactured by AMS. As of June 30, 2024 and December 31, 2023, $2,609 and $3,110, respectively, is included in inventories, net, related to consumables manufactured by AMS. As of June 30, 2024 and December 31, 2023, the Company had $3,103 and $2,618 in accounts payable, respectively, due to AMS.

(18) Leases

In the first quarter of 2024, the Company ceased use of its leased facility in Menlo Park, California with the intention to either sublease or exit the vacant space to recover a portion of the total lease costs. The Company’s cease use of its leased facilities required an impairment assessment and the related right-of-use (“ROU”) assets and property and equipment became their own asset group. The impairment analysis evaluated the present value of net cash flows under the original lease and the estimated cash flows under estimated subleases to identify any potential impairment amount. The impairment assessment considered all industry and economic factors such as rental rates, interest rates, and recent real estate activities to estimate the net cash flows analysis and impairment amount.

The above assessments resulted in the Company recording an impairment charge of $2,971 during the six months ended June 30, 2024, which was recorded in impairment on the consolidated statements of operations. For the six months ended June 30, 2024, impairment charges included $2,069 impairment of ROU assets, and $902 impairment of property and equipment, respectively. After recording impairments for the six months ended June 30, 2024, the carrying value of ROU assets and related property and equipment for the facility not being used was $2,115.

In June 2024, the Company signed a thirty-five month sublease agreement for a portion of its leased facility in Menlo Park, California. In connection with this agreement, the Company received a security deposit totaling $40, which is recorded as a component of long-term liabilities in the consolidated balance sheet. The lease commencement date was July 2024.

There were no ROU asset or leasehold improvement impairments recorded in the three and six months ended June 30, 2023.

The Company is a lessee under operating leases of offices, warehouse space, laboratory space, and auto leases, and financing leases of computer equipment, staining equipment, and furniture.

Some leases include an option to renew, with renewal terms that can extend the lease term by five years. The exercise of lease renewal options is at the Company’s sole discretion. None of these options to renew are recognized as part of the Company’s right-to-use asset or lease liability as of June 30, 2024, as renewal was determined to not be reasonably assured.

The table below summarizes the Company’s lease costs for the three and six months ended June 30, 2024 and 2023:

		Three months ended June 30,		Six months ended June 30,
Lease Costs	Classification	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	Cost of service and other revenue	$79	$89	$168	$160
Amortization of right-of-use assets	Selling, general and administrative	30	58	71	104
Amortization of right-of-use assets	Research and development	85	67	169	151
Interest on lease liabilities	Interest expense, net	31	44	65	64
Operating lease cost:
Rent expense	Cost of product revenue	26	28	54	56
Rent expense	Selling, general and administrative	537	783	1,243	1,567
Total lease cost		$788	$1,069	$1,770	$2,102

As of June 30, 2024, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

Maturity of operating lease liabilities	As of June 30, 2024
2024 remaining	$1,452
2025	2,835
2026	2,636
2027	1,104
2028	436
Thereafter	562
Total lease payments	$9,025
Less: discount to lease payments	(1,190)
Total operating lease liabilities	$7,835

As of June 30, 2024, future minimum commitments under ASC 842 under the Company’s financing leases were as follows:

Maturity of financing lease liabilities	As of June 30, 2024
2024 remaining	$378
2025	444
2026	239
2027	239
2028	60
Total lease payments	$1,360
Less: discount to lease payments	(181)
Total financing lease liabilities	$1,179

The table below summarizes the weighted-average remaining lease term (in years), the weighted-average incremental borrowing rate (in percentages), as well as supplemental cash flow information related to leases for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
Lease Term, Discount Rates, and Other	2024		2023
Weighted average remaining lease term
Operating leases	3.4	years	4.2	years
Financing leases	2.7	years	3.2	years
Weighted average incremental borrowing rate
Operating leases	7.85%		7.85%
Financing leases	10.17%		9.11%	%
Cash payments of amounts included in lease liabilities
Operating cash flows from operating leases	$1,398		$1,533
Operating cash flows from finance leases	65		64
Financing cash flows from finance leases	354		321

(19) Reduction in force

In January of 2024, the Company initiated a workforce reduction in connection with certain operating expense cost savings initiatives, including consolidating facilities and exiting the Menlo Park, California leased facility discussed in Note 18 – Leases. The workforce reduction was substantially completed by the end of the first quarter of 2024.

During the six months ended June 30, 2024, the Company recorded $1,257 for charges related to the workforce reduction, and $140 of employee and equipment relocation costs associated with the Menlo Park, California exit, respectively, which were recorded in restructuring on the consolidated statements of operations. As of June 30, 2024, none of the workforce reduction charges remain unpaid.

(20) Subsequent events

The Company has evaluated subsequent events from the consolidated balance sheet date through August 5, 2024, which is the date the consolidated financial statements were issued.

In July 2024, the Company initiated a workforce reduction in connection with certain operating expense cost savings initiatives. The Company expects to record approximately $1,654 for charges related to the workforce reduction in the third quarter of 2024.

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

For the three months ended June 30, 2024 and 2023, revenue from North America accounted for approximately 62% and 59% of our revenue, respectively. For the six months ended June 30, 2024 and 2023, revenue from North America accounted for approximately 59% and 57% of our revenue, respectively.

We generally outsource our production manufacturing and distribution of our instruments and some of our reagents. Design work and prototyping are performed in-house before pilot manufacturing and production are outsourced to third-party contract manufacturers. We use one contract manufacturer to produce our PhenoImager and PhenoCycler instruments, and a second to produce some of our reagent kits. Additionally, we have made investments in our infrastructure and manufacturing facilities to support strategic in-house manufacturing as it relates to our critical and high-complexity proprietary reagents. The contract manufacturers of our systems and reagent kits are located in the United States and Asia. Certain of our suppliers of components and materials are single source suppliers.

As of the date of this Quarterly Report on Form 10-Q, we have financed our operations primarily from the issuance and sale of our equity securities, borrowings under our long-term debt agreement, and revenue from our commercial operations. We have incurred net losses in each period since our inception in 2015. Our net losses were $13.1 million and $20.8 million for the three months ended June 30, 2024 and 2023, respectively. Our net losses were $36.6 million and $39.6 million for the six months ended June 30, 2024 and 2023, respectively. We expect to continue to incur operating losses for the foreseeable future. However, we plan to continue to grow our business while improving results of operations in an effort to achieve cash flow positivity, as we:

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

Drive incremental pull through

We believe that expansion of our installed base to new and existing customers will drive an increase in our recurring reagent and instrument service revenue. In addition, as our research and development team identifies and launches new applications and biomarker targets, we expect to increase incremental pull through on our existing and new instrument installed base. Recurring revenue was 44% and 35% of total revenue for the three months ended June 30, 2024 and 2023, respectively. Recurring revenue was 48% and 36% of total revenue for the six months ended June 30, 2024 and 2023, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our installed base expands, we expect recurring revenue on an absolute basis to increase and become an increasingly important contributor to our revenue.

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

During the three and six months ended June 30, 2024 and 2023, our instrument placements were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Instrument Placements:	51	72	81	130

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

Components of results of operations

Revenue

Product Revenue

We generate product revenue from the sale of our instruments, consumables and software products. Instrument sales accounted for 52% and 66% of product revenue for the three months ended June 30, 2024 and 2023, respectively. Instrument sales accounted for 47% and 64% of product revenue for the six months ended June 30, 2024 and 2023, respectively. Consumables revenue accounted for 46% and 34% of our product revenue for the three months ended June 30, 2024 and 2023, respectively. Consumables revenue accounted for 51% and 35% of our product revenue for the six months ended June 30, 2024 and 2023, respectively.

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

Gross profit was $13.4 million compared to $12.1 million for the three months ended June 30, 2024 and 2023, respectively. Gross profit was $21.8 million compared to $24.4 million for the six months ended June 30, 2024 and 2023, respectively.

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

Impairment. Impairment expense primarily consists of charges recorded as a result of exiting the Menlo Park, California facilities. As a result of exiting the facilities, we performed an impairment assessment of our long-lived assets, including operating lease right-of-use assets and property and equipment. A portion of our operating lease right-of-use assets (including related property and equipment) were determined to be impaired as their carrying values exceeded their fair values, and corresponding impairment charges were recorded in the six months ended June 30, 2024.

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

Results of operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in the Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2024	2023	2024	2023
Product revenue	$15,926	$17,147	$28,066	$32,671
Service and other revenue	7,238	6,374	13,448	12,260
Total revenue	23,164	23,521	41,514	44,931
Cost of goods sold:
Cost of product revenue	6,467	7,788	13,190	13,539
Cost of service and other revenue	3,311	3,617	6,559	6,983
Total cost of goods sold	9,778	11,405	19,749	20,522
Gross profit	13,386	12,116	21,765	24,409
Operating expenses:
Selling, general and administrative	19,094	23,905	38,957	47,030
Research and development	5,288	6,923	10,842	13,300
Change in fair value of contingent consideration	88	530	267	757
Impairment	—	—	2,971	—
Restructuring	—	—	1,397	—
Total operating expenses	24,470	31,358	54,434	61,087
Loss from operations	(11,084)	(19,242)	(32,669)	(36,678)
Other income (expense):
Interest expense	(2,606)	(2,175)	(5,218)	(4,229)
Interest income	668	737	1,605	1,502
Other expense, net	(80)	(105)	(241)	(153)
Loss before provision for income taxes	(13,102)	(20,785)	(36,523)	(39,558)
Provision for income taxes	(47)	(18)	(110)	(47)
Net loss	$(13,149)	$(20,803)	$(36,633)	$(39,605)

Comparison of the three months ended June 30, 2024 and 2023

Revenue

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Product revenue	$15,926	$17,147	$(1,221)	(7)%
Service and other revenue	7,238	6,374	864	14%
Total revenue	$23,164	$23,521	$(357)	(2)%

Product revenue decreased by $1.2 million, or 7%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was primarily driven by a $3.0 million decrease in instrument revenue resulting from 51 new system placements during the three months ended June 30, 2024, compared to 72 new system placements for the three months ended June 30, 2023, offset by a $1.6 million increase in consumable revenue resulting from a larger installed base of 1,264 systems as of June 30, 2024, as compared to 1,064 systems as of June 30, 2023.

Service and other revenue increased by $0.9 million, or 14%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily due to an increase relating to lab services operations, including revenue generated from companion diagnostic development, and other immaterial changes.

Cost of Goods Sold, Gross Profit and Gross Margin

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Cost of product revenue	$6,467	$7,788	$(1,321)	(17)%
Cost of service and other revenue	3,311	3,617	(306)	(8)%
Total cost of goods sold	$9,778	$11,405	$(1,627)	(14)%
Gross profit	$13,386	$12,116	$1,270	10%
Gross margin	58%	52%

Cost of product revenue decreased by $1.3 million, or 17%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in cost of product revenue was primarily driven by a $2.0 million charge in the second quarter of 2023 for expired inventory and inventory expected to expire before use and a decrease in costs associated with decreased instrument sales during the second quarter of 2024, offset by an increase in costs associated with increased reagents sales. Cost of service and other revenue decreased by $0.3 million, or 8%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in cost of service and other revenue was primarily driven by the workforce reduction that we executed in January of 2024.

Gross profit increased by $1.3 million, or 10%, and gross margin increased by 6% for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase in gross profit was primarily due to the charge for expired inventory and inventory expected to expire before use in the second quarter of 2023 and decreased instrument sales during the second quarter of 2024, offset by increased reagents sales during the second quarter of 2024. The increase in gross margin was primarily due to the charge for expired inventory and inventory expected to expire before use in the second quarter of 2023, and other immaterial changes.

Operating Expenses

Selling, General and Administrative

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Selling, general and administrative	$19,094	$23,905	$(4,811)	(20)%

Selling, general and administrative expense decreased by $4.8 million, or 20%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was primarily due to a $4.3 million decrease in personnel-related expenses, primarily due to the workforce reductions in June of 2023 and January of 2024, a $0.7 million decrease in professional fees, and other related fees such as legal, consulting, and IT, and a $0.2 million decrease in recruiting, training, conferences, and travel and expenses, offset by a $0.5 million charge to our allowance for credit losses, and other immaterial changes.

Research and development

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Research and development	$5,288	$6,923	$(1,635)	(24)%

Research and development expense decreased by $1.6 million, or 24% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was primarily due to a $1.2 million decrease in personnel-related expenses, primarily due to the workforce reductions in June of 2023 and January of 2024, a $0.6 million decrease in lab supply consumption, and other immaterial changes.

Change in fair value of contingent consideration

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Change in fair value of contingent consideration	$88	$530	$(442)	(83)%

Change in fair value of contingent consideration decreased by $0.4 million, or 83%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to current period remeasurement.

Interest expense

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Interest expense	$2,606	$2,175	$431	20%

Interest expense increased by $0.4 million, or 20% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily due to increased debt levels as of June 30, 2024 as compared to June 30, 2023, as well as an increase in interest rates.

Interest income

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Interest income	$668	$737	$(69)	(9)%

Interest income decreased by $0.1 million, or 9% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Other expense, net

	Three months ended
	June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Other expense, net	$80	$105	$(25)	(24)%

Other expense, net decreased by $25 thousand, or 24% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Comparison of the six months ended June 30, 2024 and 2023

Revenue

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Product revenue	$28,066	$32,671	$(4,605)	(14)%
Service and other revenue	13,448	12,260	1,188	10%
Total revenue	$41,514	$44,931	$(3,417)	(8)%

Product revenue decreased by $4.6 million, or 14%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was primarily driven by a $7.7 million decrease in instrument revenue resulting from 81 new system placements during the six months ended June 30, 2024, compared to 130 new system placements for the six months ended June 30, 2023, offset by a $2.9 million increase in consumable revenue resulting from a larger installed base of 1,264 systems as of June 30, 2024, as compared to 1,064 systems as of June 30, 2023.

Service and other revenue increased by $1.2 million, or 10%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily due to an increase relating to lab services operations, including revenue generated from companion diagnostic development, and other immaterial changes.

Cost of Goods Sold, Gross Profit and Gross Margin

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Cost of product revenue	$13,190	$13,539	$(349)	(3)%
Cost of service and other revenue	6,559	6,983	(424)	(6)%
Total cost of goods sold	$19,749	$20,522	$(773)	(4)%
Gross profit	$21,765	$24,409	$(2,644)	(11)%
Gross margin	52%	54%

Cost of product revenue decreased by $0.3 million, or 3%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in cost of product revenue was primarily driven by a decrease in costs associated with decreased instrument sales, offset by costs associated with increased reagents sales. Cost of service and other revenue decreased by $0.4 million, or 6%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in cost of service and other revenue was primarily driven by the workforce reduction that we executed in January of 2024.

Gross profit decreased by $2.6 million, or 11%, and gross margin decreased by 2% for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease in gross profit was primarily due to a decrease in instrument sales, offset by increased reagents sales. The decrease in gross margin was primarily driven by a $2.0 million charge related to obsolete inventory associated with the Mantra 2 Quantitative Pathology Workstation and the Vectra 3 Automated Quantitative Pathology Imaging System (collectively, the “Discontinued Products”), a legacy product line which was discontinued in the first quarter of 2024, offset by the $2.0 million charge in the second quarter of 2023 for expired inventory and inventory expected to expire, as well as other immaterial changes.

Operating Expenses

Selling, General and Administrative

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Selling, general and administrative	$38,957	$47,030	$(8,073)	(17)%

Selling, general and administrative expense decreased by $8.1 million, or 17%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was primarily due to a $5.7 million decrease in personnel-related expenses, primarily due to the workforce reductions in June of 2023 and January of 2024, a $1.7 million decrease in professional fees, and other related fees such as legal, consulting, and IT, and a $0.9 million decrease in recruiting, training, conferences, and travel and expenses, offset by a $0.9 million charge to our allowance for credit losses, and other immaterial changes.

Research and development

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Research and development	$10,842	$13,300	$(2,458)	(18)%

Research and development expense decreased by $2.5 million, or 18% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was primarily due to a $2.3 million decrease in personnel-related expenses, primarily due to the workforce reductions in June of 2023 and January of 2024, and other immaterial changes.

Change in fair value of contingent consideration

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Change in fair value of contingent consideration	$267	$757	$(490)	(65)%

Change in fair value of contingent consideration decreased by $0.5 million, or 65%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to current period remeasurement.

Impairment

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Impairment	$2,971	$—	$2,971	100%

Impairment increased by $3.0 million, or 100% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to impairment charges to our right-of-use assets and property and equipment associated with exiting our Menlo Park, California facilities in the first quarter of 2024.

Restructuring

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Restructuring	$1,397	$—	$1,397	100%

Restructuring increased by $1.4 million, or 100% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily associated with our workforce reduction that we executed in January of 2024.

Interest expense

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Interest expense	$5,218	$4,229	$989	23%

Interest expense increased by $1.0 million, or 23% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily due to increased debt levels as of June 30, 2024 as compared to June 30, 2023, as well as an increase in interest rates.

Interest income

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Interest income	$1,605	$1,502	$103	7%

Interest income increased by $0.1 million, or 7% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Other expense, net

	Six months ended
	June 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Other expense, net	$241	$153	$88	58%

Other expense, net increased by $88 thousand, or 58% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had approximately $48.7 million in cash, cash equivalents, and marketable securities.

Since our inception, we have experienced losses and negative cash flows from operations, and we incurred a consolidated net loss of $36.6 million for the six months ended June 30, 2024 and had an accumulated deficit of $266.7 million as of June 30, 2024. We have historically relied on equity financings and borrowings under our credit facility to fund our operations to date. We may in the future sell shares of our common stock, including pursuant to the Equity Distribution Agreement to help fund our operations.

We expect to continue to incur operating losses in the foreseeable future. However, we plan to improve results of operations in an effort to achieve cash flow positivity. Based on our current business plan, we believe our existing cash, cash equivalents, marketable securities, and anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months following the date of the filing of this Quarterly Report on Form 10-Q.

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

In July 2024, we entered into Amendment No. 4 to the Midcap Trust Term Loan, which amended certain affirmative financial covenants.

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

We were in compliance with all covenants under the Midcap Trust Term Loan as of June 30, 2024.

At-the-Market Offering

On November 7, 2022, we entered into the Equity Distribution Agreement with Piper Sandler with respect to an ATM offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Piper Sandler as our sales agent. As of June 30, 2024, we have not sold any shares of common stock under the ATM program.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six months ended
	June 30,
($ in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(31,865)	$(31,562)
Investing activities	(39,763)	4,773
Financing activities	(2,569)	45,908
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(74,197)	$19,119

Operating activities

Net cash used in operating activities increased by $0.3 million to $31.9 million in the six months ended June 30, 2024 compared to $31.6 million in the six months ended June 30, 2023.

Net cash used in operating activities during the six months ended June 30, 2024 consisted of a net loss of $36.6 million and a change in our net operating assets and liabilities of $12.0 million, offset by non-cash charges of $16.8 million. The change in our net operating assets and liabilities was primarily due to increased inventory levels of $9.6 million, decreases in accounts payable, accrued expenses and other liabilities of $1.5 million, decreases in operating lease liabilities of $1.1 million, increases in accounts receivable of $0.5 million, and decreases in deferred revenue of $0.3 million, offset by a $0.9 million decrease in prepaid expenses and other assets. Non-cash charges primarily consisted of $5.3 million of stock-based compensation expense, $4.0 million of depreciation and amortization, $3.0 million of impairment expense, a $2.8 million provision for excess and obsolete inventories, decreases in operating lease right of use assets of $1.1 million, $0.9 million in credit losses for accounts receivable, $0.4 million of non-cash interest expense, and a $0.3 million change in fair value of contingent consideration, offset by $1.0 million in accretion of marketable securities.

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

Investing activities

Net cash used in investing activities was $39.8 million for the six months ended June 30, 2024 compared to net cash provided by investing activities of $4.8 million during the six months ended June 30, 2023.

Net cash used in investing activities for the six months ended June 30, 2024 was driven by purchases of marketable securities of $69.8 million and purchases of property and equipment of $1.0 million, offset by $26.0 million in maturities of marketable securities and $5.0 million in sales of marketable securities.

Net cash provided by investing activities for the six months ended June 30, 2023 was driven by maturities of marketable securities of $7.0 million, offset by purchases of property and equipment of $2.2 million.

Financing activities

Net cash used in financing activities was $2.6 million for the six months ended June 30, 2024 compared to net cash provided by financing activities of $45.9 million for the six months ended June 30, 2023.

Net cash used in financing activities for the six months ended June 30, 2024 was primarily driven by $1.9 million in payments of contingent consideration, $0.4 million in principal payments on financing leases, $0.2 million in payments of deferred offering costs, and $0.2 million in settlement of restricted stock units for tax withholding obligations.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024. There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the second quarter of 2024, no directors or officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1	333-254760	3.3	3/26/2021
3.2	Amended and Restated Bylaws	8-K	001-40344	3.1	9/6/2023
4.1	Amended and Restated Investors’ Rights Agreement, dated September 27, 2019, by and among the Registrant and certain of its stockholders	S-1	333-254760	10.15	3/26/2021
4.2	Description of the Registrant’s capital stock	10-K	001-40344	4.2	3/7/2023
10.1	Director Compensation Policy					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1 *	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2 *	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Akoya Biosciences, Inc.

Date: August 5, 2024	By:	/s/ Brian McKelligon
Brian McKelligon
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2024	By:	/s/ Johnny Ek
Johnny Ek
Chief Financial Officer
(Principal Financial and Accounting Officer)