Form 10-Q
period 2024-09-30
Akoya Biosciences, Inc.
filed 2024-11-14
CIK 1711933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Number of shares of the registrant’s common shares outstanding at November 11, 2024: 49,563,386

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

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,557	$83,125
Marketable securities	23,339	—
Accounts receivable, net	12,786	16,994
Inventories, net	25,212	17,877
Prepaid expenses and other current assets	2,967	3,794
Total current assets	76,861	121,790
Property and equipment, net	7,546	10,729
Marketable securities, net of current portion	3,399	—
Restricted cash	683	699
Demo inventory, net	792	893
Intangible assets, net	15,272	17,412
Goodwill	18,262	18,262
Operating lease right of use assets, net	4,664	8,365
Financing lease right of use assets, net	1,763	1,562
Other assets	731	657
Total assets	$129,973	$180,369
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,760	$11,776
Accrued expenses and other current liabilities	9,368	13,433
Current portion of operating lease liabilities	2,651	2,681
Current portion of financing lease liabilities	1,026	767
Deferred revenue	6,188	6,688
Total current liabilities	27,993	35,345
Deferred revenue, net of current portion	3,093	3,193
Long-term debt, net of debt discount	75,902	75,254
Deferred tax liability, net	113	38
Operating lease liabilities, net of current portion	4,562	6,238
Financing lease liabilities, net of current portion	778	766
Contingent consideration liability, net of current portion	3,859	5,765
Other liabilities	40	—
Total liabilities	116,340	126,599
Stockholders’ equity:
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common Stock, $0.00001 par value; 500,000,000 shares authorized at September 30, 2024 and December 31, 2023; 49,522,728 and 49,117,738 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid in capital	290,860	283,839
Accumulated deficit	(277,237)	(230,071)
Accumulated other comprehensive income	8	—
Total stockholders’ equity	13,633	53,770
Total liabilities and stockholders’ equity	$129,973	$180,369

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except share & per share data)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$12,298	$18,048	$40,364	$50,719
Service and other revenue	6,516	7,167	19,964	19,427
Total revenue	18,814	25,215	60,328	70,146
Cost of goods sold:
Cost of product revenue	4,430	6,208	17,620	19,747
Cost of service and other revenue	2,660	3,731	9,219	10,714
Total cost of goods sold	7,090	9,939	26,839	30,461
Gross profit	11,724	15,276	33,489	39,685
Operating expenses:
Selling, general and administrative	14,672	20,251	53,629	67,281
Research and development	4,474	6,314	15,316	19,614
Change in fair value of contingent consideration	(763)	262	(496)	1,019
Impairment	—	—	2,971	—
Restructuring	1,690	—	3,087	—
Total operating expenses	20,073	26,827	74,507	87,914
Loss from operations	(8,349)	(11,551)	(41,018)	(48,229)
Other income (expense):
Interest expense	(2,625)	(2,239)	(7,843)	(6,468)
Interest income	521	1,074	2,126	2,576
Other expense, net	(36)	(185)	(277)	(338)
Loss before provision for income taxes	(10,489)	(12,901)	(47,012)	(52,459)
Provision for income taxes	(44)	(15)	(154)	(62)
Net loss	$(10,533)	$(12,916)	$(47,166)	$(52,521)
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.26)	$(0.96)	$(1.23)
Weighted-average shares outstanding, basic and diluted	49,503,272	48,975,432	49,370,959	42,686,065

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Net loss	$(10,533)	$(12,916)	$(47,166)	$(52,521)
Other comprehensive income:
Unrealized gain on marketable securities	20	—	8	6
Total other comprehensive income	20	—	8	6
Comprehensive loss	$(10,513)	$(12,916)	$(47,158)	$(52,515)

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2023	49,117,738	$2	$283,839	$(230,071)	$—	$53,770
Exercise of stock options	65,482	—	36	—	—	36
Vesting of restricted stock units	157,197	—	(149)	—	—	(149)
Net loss	—	—	—	(23,484)	—	(23,484)
Other comprehensive loss	—	—	—	—	(16)	(16)
Stock-based compensation	—	—	2,566	—	—	2,566
Balance at March 31, 2024	49,340,417	$2	$286,292	$(253,555)	$(16)	$32,723
Exercise of stock options	59,129	—	23	—	—	23
Vesting of restricted stock units	67,817	—	(65)	—	—	(65)
Net loss	—	—	—	(13,149)	—	(13,149)
Other comprehensive income	—	—	—	—	4	4
Stock-based compensation	—	—	2,713	—	—	2,713
Balance at June 30, 2024	49,467,363	$2	$288,963	$(266,704)	$(12)	$22,249
Exercise of stock options	23,091	—	16	—	—	16
Vesting of restricted stock units	32,274	—	—	—	—	—
Net loss	—	—	—	(10,533)	—	(10,533)
Other comprehensive income	—	—	—	—	20	20
Stock-based compensation	—	—	1,881	—	—	1,881
Balance at September 30, 2024	49,522,728	$2	$290,860	$(277,237)	$8	$13,633

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2022	38,288,188	$2	$225,333	$(166,748)	$(6)	$58,581
Exercise of stock options	88,756	—	58	—	—	58
Vesting of restricted stock units	22,127	—	(94)	—	—	(94)
Net loss	—	—	—	(18,802)	—	(18,802)
Other comprehensive income	—	—	—	—	6	6
Stock-based compensation	—	—	2,375	—	—	2,375
Balance at March 31, 2023	38,399,071	$2	$227,672	$(185,550)	$—	$42,124
Exercise of stock options	379,418	—	143	—	—	143
Vesting of restricted stock units	38,452	—	—	—	—	—
Sale of common stock in underwritten offering, net of costs	10,005,000	—	47,817	—	—	47,817
Net loss	—	—	—	(20,803)	—	(20,803)
Stock-based compensation	—	—	2,620	—	—	2,620
Balance at June 30, 2023	48,821,941	$2	$278,252	$(206,353)	$—	$71,901
Exercise of stock options	182,557	—	110	—	—	110
Vesting of restricted stock units	57,862	—	—	—	—	—
Net loss	—	—	—	(12,916)	—	(12,916)
Stock-based compensation	—	—	2,878	—	—	2,878
Balance at September 30, 2023	49,062,360	$2	$281,240	$(219,269)	$—	$61,973

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine months ended
	September 30,	September 30,
	2024	2023
Operating activities
Net loss	$(47,166)	$(52,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,802	6,784
Non-cash interest expense	648	541
Stock-based compensation expense	7,160	7,873
Deferred taxes	75	—
Change in fair value of contingent consideration	(496)	1,019
Credit losses on accounts receivable	915	—
Net accretion of marketable securities	(1,400)	(5)
Operating lease right of use assets	1,632	1,782
Provision for excess and obsolete inventories	3,129	2,600
Impairment	2,971	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,293	(6,367)
Prepaid expenses and other assets	787	2,547
Inventories, net	(10,379)	(7,040)
Accounts payable	(3,016)	1,262
Accrued expenses and other liabilities	(2,770)	(3,359)
Operating lease liabilities	(1,706)	(1,670)
Deferred revenue	(600)	1,239
Net cash used in operating activities	(41,121)	(45,315)
Investing activities
Purchases of property and equipment	(1,414)	(3,059)
Purchases of marketable securities	(87,328)	—
Sales of marketable securities	8,498	—
Maturities of marketable securities	53,500	7,000
Net cash (used in) provided by investing activities	(26,744)	3,941
Financing activities
Sale of common stock in underwritten offering, net of costs	—	47,995
Proceeds from stock option exercises	75	311
Settlement of restricted stock units for tax withholding obligations	(214)	(94)
Principal payments on financing leases	(520)	(496)
Payments of debt issuance costs	—	(33)
Payments of deferred offering costs	(150)	(207)
Payments of contingent consideration	(1,910)	(1,709)
Net cash (used in) provided by financing activities	(2,719)	45,767
Net (decrease) increase in cash, cash equivalents, and restricted cash	(70,584)	4,393
Cash, cash equivalents, and restricted cash at beginning of period	83,824	74,532
Cash, cash equivalents, and restricted cash at end of period	$13,240	$78,925
Supplemental disclosures of cash flow information
Cash paid for interest	$6,937	$5,678
Cash paid for income taxes	$—	$56
Supplemental disclosures of non-cash activities
Right-of-use asset obtained in exchange for lease liabilities	$790	$914
Unpaid offering costs related to sale of common stock in underwritten offering	$—	$178
Purchases of property and equipment included in accounts payable and accrued expenses	$53	$521

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of September 30, 2024, the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024, the results of its operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are also unaudited. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2024.

Liquidity and going concern

The Company is subject to a number of risks similar to other newly commercial life sciences companies, including, but not limited to, its ability to develop and achieve market acceptance of its products and potential products, successfully compete with its competitors, protect its proprietary technology, and raise additional capital when and as needed.

At September 30, 2024, the Company had cash, cash equivalents, and marketable securities of $39,295 and an accumulated deficit of $277,237. The Company has incurred losses since its inception and has used cash from operations of $41,121 during the nine months ended September 30, 2024. The future success of the Company is dependent on its ability to successfully commercialize its products, successfully launch future products, obtain additional capital, if necessary, and ultimately attain profitable operations. The Company has funded its operations primarily through its preferred stock issuances, debt financing arrangements, and through the sale of shares of the Company’s common stock. The Company completed its initial public offering of the Company’s common stock in April of 2021 (the “IPO”) and completed a follow-on public offering of the Company’s common stock in June of 2023, as further described in Note 10. There can be no assurance that additional financings will be available to the Company or that the Company will become profitable.

The Company’s debt financing with Midcap Financial Trust (the “Midcap Trust Term Loan”) is subject to minimum financial covenants. Based on the Company’s current operating plan, the Company cannot be certain that it will be able to maintain compliance with these financial covenants for at least the next twelve months from the issuance of these financials, which could result in additional cash resources being required if the Company’s Midcap Trust Term Loan becomes due. The Company intends to seek a waiver, refinance the outstanding borrowings or otherwise mitigate these concerns with Midcap Financial Trust or another lender. There can be no assurance that a waiver will be granted or that the Company will be able to refinance the amounts outstanding and in such an event, the lender may exercise any and all of its rights and remedies provided for under the Midcap Trust Term loan.

As a result of these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months following the date that these consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

(2) Summary of significant accounting policies

Significant accounting policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC and have not materially changed during the nine months ended September 30, 2024.

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

In June 2022, the Company entered into a Companion Diagnostic Agreement with Acrivon Therapeutics, Inc. (the “Acrivon Agreement”) to co-develop, validate, and commercialize Acrivon’s OncoSignature® test. On December 4, 2023, the Company amended the Acrivon Agreement, which expanded the scope of work and increased total development milestone payments to an aggregate of $17,250. Such amendment was accounted for as a modification to the existing contract. The Company is entitled to be paid through an upfront payment and at the achievement of certain developmental, commercial, and FDA milestones during the development that could aggregate to $17,850. A portion of these payments have been received from June 2022 through September 30, 2024.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products, and between instrument warranty and service and other revenue, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates the Company’s revenue by major source:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue
Product revenue
Instruments	$5,737	$12,045	$18,901	$32,928
Consumables	6,293	5,735	20,684	17,266
Standalone software products	268	268	779	525
Total product revenue	$12,298	$18,048	$40,364	$50,719
Service and other revenue
Service and other revenue	$3,726	$4,515	$11,568	$11,936
Instrument warranty	2,790	2,652	8,396	7,491
Total service and other revenue	$6,516	$7,167	$19,964	$19,427
Total revenue	$18,814	$25,215	$60,328	$70,146

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

Contract Assets and Liabilities

The Company’s contract assets consist of revenues recognized, but not yet invoiced to customers for lab services, companion diagnostic development, and instruments. The Company classifies contract assets in accounts receivable. Contract assets are classified as current or noncurrent based on timing of when the Company expects to invoice the customer. The Company recorded $763 and $1,276 in contract assets at September 30, 2024 and December 31, 2023, respectively.

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

Cost to Obtain and Fulfill a Contract

Under ASC 606, the Company is required to capitalize certain costs to obtain customer contracts and costs to fulfill customer contracts. These costs are required to be amortized to expense on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates, compared to previously being expensed as incurred. As a practical expedient, the Company recognizes any incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset is one year or less. Capitalizable costs to obtain contracts, such as commissions, and costs to fulfill customer contracts were determined to be immaterial for the three and nine months ended September 30, 2024 and 2023.

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

Comprehensive income (loss)

Components of comprehensive income (loss), including net loss, are reported in the financial statements in the period in which they are recognized. Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders which for the three and nine months ended September 30, 2024 and 2023 consist of unrealized gain (loss) on marketable securities.

Marketable securities

Marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. Short-term marketable securities mature within one year from the balance sheet date while long-term marketable securities mature after one year. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are reflected as a component of interest income. Interest on securities sold is determined based on the specific identification method and reflected as interest income. Any realized gains or losses on the sale of investment are reflected as realized (loss) gain on investments.

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

The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for credit losses. The allowance for credit losses is developed using historical collection experience, current and future economic and market conditions, and a review of the status of customers’ accounts receivable. The Company had an allowance for credit losses of $960 and $45 at September 30, 2024 and December 31, 2023, respectively.

For the three and nine months ended September 30, 2024 and 2023, no single customer accounted for more than 10% of revenue. As of September 30, 2024, one customer accounted for 13% of accounts receivable. As of December 31, 2023, no single customer accounted for more than 10% of accounts receivable.

(4) Fair value of financial instruments

The Company measures the following financial liabilities at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented.

The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of September 30, 2024 and December 31, 2023:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$8,274	$8,274	$—	$—
U.S Treasury securities	20,889	—	20,889	—
U.S. Government agency bonds	3,399	—	3,399	—
Commercial paper	2,450	—	2,450	—
Total Assets	$35,012	$8,274	$26,738	$—

Liabilities:
Contingent consideration – Short term portion	$1,410	$—	$—	$1,410
Contingent consideration – Long term portion	3,859	—	—	3,859
Total Liabilities	$5,269	$—	$—	$5,269

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$76,844	$76,844	$—	$—
Total Assets	$76,844	$76,844	$—	$—

Liabilities:
Contingent consideration – Short term portion	$1,911	$—	$—	$1,911
Contingent consideration – Long term portion	5,765	—	—	5,765
Total Liabilities	$7,676	$—	$—	$7,676

The following is a summary of cash equivalents and marketable securities as of September 30, 2024 and December 31, 2023:

	September 30, 2024
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents	$8,274	$—	$—	$8,274
Marketable securities (due in one year or less):
U.S Treasury securities	20,880	10	(1)	20,889
Commercial paper	2,450	—	—	2,450
Total marketable securities due in one year or less	23,330	10	(1)	23,339
Marketable securities (due in one to two years):
U.S. Government agency bonds	3,400	—	(1)	3,399
Total marketable securities due in one to two years	3,400	—	(1)	3,399
Total cash equivalents and marketable securities	$35,004	$10	$(2)	$35,012

	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents	$76,844	$—	$—	$76,844
Total cash equivalents	$76,844	$—	$—	$76,844

The Company held four debt securities at September 30, 2024 classified as marketable securities with original maturity dates greater than three months that were in an unrealized loss position for less than twelve months. The fair market value of these securities was $12,148. The Company evaluated its securities for other-than-temporary impairments based on quantitative and qualitative factors. The Company considered the decline in market value for these securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell these securities, and the Company does not intend to sell these securities before the recovery of their amortized cost basis. Based on its analysis, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2024.

The Company had no material realized gains or losses on its available-for-sale securities for the three and nine months ended September 30, 2024 and 2023.

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

The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs:

	Fair Value	Fair Value
	as of	as of
	September 30,	December 31,	Valuation	Unobservable
Contingent Consideration Liability	2024	2023	Technique	Inputs
Revenue-based Payments	$5,269	$7,676	Discounted Cash Flow Analysis under the Income Approach	Revenue discount factor, discount rate

(5) Property and equipment, net

Property and equipment consists of the following:

	Estimated Useful	September 30,	December 31,
	Life (Years)	2024	2023
Furniture and fixtures	7	$367	$474
Computers, laptop and peripherals	5	5,192	5,173
Laboratory equipment	5	7,393	8,869
Leasehold improvements	Shorter of the lease life or 7	5,192	5,876
Total property and equipment		18,144	20,392
Less: Accumulated depreciation		(10,598)	(9,663)
Property and equipment, net		$7,546	$10,729

For the three months ended March 31, 2024, the Company recorded $902 in impairment related to leasehold improvements, furniture and fixtures, and laboratory equipment associated with its exit of office and laboratory space in Menlo Park, California. Please refer to Note 18 – Leases for further discussion. There was no impairment related to property and equipment for the three and nine months ended September 30, 2023.

Depreciation expense relating to property and equipment charged to operations was $666 and $752 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense relating to property and equipment charged to operations was $2,049 and $2,171 for the nine months ended September 30, 2024 and 2023, respectively. Depreciation expense relating to property and equipment charged to cost of sales was $109 and $112 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense relating to property and equipment charged to cost of sales was $379 and $342 for the nine months ended September 30, 2024 and 2023, respectively.

Demo inventory consists of the following:

	Estimated	September 30,	December 31,
	Life (Years)	2024	2023
Demo inventory – gross	3	$4,466	$4,284
Less: Accumulated depreciation		(3,674)	(3,391)
Demo inventory, net		$792	$893

Depreciation expense relating to demo equipment charged to operations was $169 and $320 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense relating to demo equipment charged to operations was $654 and $972 for the nine months ended September 30, 2024 and 2023, respectively.

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

As of September 30, 2024, the Company’s accounts receivable balance was $12,786, net of $960 of allowance for credit losses. The following table provides a roll-forward of the allowance for credit losses for the nine months ended September 30, 2024 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

Balance at January 1, 2024	$45
Change in provision	915
Balance at September 30, 2024	$960

(7) Intangible assets

Intangible assets as of September 30, 2024 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(4,724)	$7,076	15
Developed technology	8,300	(4,154)	4,146	12
Licenses	213	(186)	27	15
Trade names and trademarks	6,300	(3,999)	2,301	12
Capitalized software	3,376	(1,654)	1,722	5
Total intangible assets	$29,989	$(14,717)	$15,272

Intangible assets as of December 31, 2023 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(4,134)	$7,666	15
Developed technology	8,300	(3,635)	4,665	12
Licenses	213	(183)	30	15
Trade names and trademarks	6,300	(3,378)	2,922	12
Capitalized software	3,377	(1,248)	2,129	5
Total intangible assets	$29,990	$(12,578)	$17,412

Total amortization expense was $713 and $1,178 for the three months ended September 30, 2024 and 2023, respectively. Total amortization expense was $2,139 and $2,670 for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024 the amortization expense related to identifiable intangible assets in future periods is expected to be as follows:

2024 remaining	$714
2025	2,853
2026	2,822
2027	1,956
2028	1,761
Thereafter	5,166
Total	$15,272

(8) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2024	2023
Payroll and compensation	$4,261	$7,074
Current portion of contingent consideration	1,410	1,911
Inventory purchases	63	609
Customer deposits	1,189	1,096
Accrued interest	757	711
Other accrued expenses	1,688	2,032
Total accrued expenses and other current liabilities	$9,368	$13,433

(9) Debt

Term Loan Agreements

In October 2020, the Company entered into the Midcap Trust Term Loan with Midcap Financial Trust, for a $37,500 credit facility, consisting of a senior, secured term loan. The Company received $32,500 in aggregate proceeds as a result of the debt financing.

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

On November 7, 2022, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Midcap Trust Term Loan, which permitted the draw of two additional tranches, each totaling $11,250, which were drawn on November 7, 2022, and December 22, 2023, respectively. Amendment No. 3 also delayed the amortization start dates for the outstanding loan amounts from April 1, 2025 until December 1, 2025 (subject to further extension upon certain conditions), at which point the Company would be required to repay the principal amounts in equal monthly installments until the new maturity date of November 1, 2027, which was extended pursuant to Amendment No. 3. In addition, Amendment No. 3 amended the interest rate payable on the term loan to apply an interest rate equal to the SOFR rate (with a floor of 2.50%) plus 6.80%, and reset the call protection to begin as of November 7, 2025. Finally, Amendment No. 3 provided for a commitment fee of $74 that was paid on November 7, 2022 on the new tranche amounts and an exit fee of 4.75%. As part of Amendment No. 3, the Company paid $779 for the accrued amount of the final payment fee. Substantially all other terms and conditions, and covenants of the credit agreement remained unchanged. The Company accounted for Amendment No. 3 as a modification pursuant to ASC 470-50.

In July 2024, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Midcap Trust Term Loan, which amended certain affirmative financial covenants.

In November 2024, the Company entered into Amendment No. 5 (“Amendment No. 5”) to the Midcap Trust Term Loan, effective as of September 30, 2024, which amended certain affirmative financial covenants. Amendment No. 5 also extends the interest only period from December 1, 2025 until March 1, 2026 (subject to further extension upon certain conditions), at which point the Company must repay the principal amounts in equal monthly installments until the maturity date of November 1, 2027. Finally, Amendment No. 5 increases the exit fee from 4.75% to 6.25%.

The interest rate was 12.12% at September 30, 2024. A final payment fee of $3,563 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the three months ended September 30, 2024 and 2023, the Company recorded $188 and $153, respectively, related to the amortization of the final payment fee associated with the Midcap Trust Term Loan. For the nine months ended September 30, 2024 and 2023, the Company recorded $560 and $454, respectively, related to the amortization of the final payment fee associated with the Midcap Trust Term Loan.

Debt consists of the following:

	September 30,	December 31,
	2024	2023
Midcap Trust Term Loan	$75,000	$75,000
Unamortized debt discount	(360)	(448)
Accretion of final fee	1,262	702
Total long-term debt, net	$75,902	$75,254

As of September 30, 2024, future principal payments due under the Midcap Trust Term Loan, excluding the $3,563 final payment fee, are as follows:

Midcap Trust
Year ended:	Term Loan
December 31, 2024	$—
December 31, 2025	3,125
December 31, 2026	37,500
December 31, 2027	34,375
Total minimum principal payments	$75,000

(10) Stockholder’s equity

The Company’s Amended and Restated Certificate of Incorporation authorizes it to issue 500,000,000 shares of common stock, $0.00001 par value per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. Each share of Class A common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board, subject to the prior rights of holders of all classes of stock outstanding. As of September 30, 2024 and December 31, 2023, a total of 49,522,728 and 49,117,738 shares of common stock were issued and outstanding, respectively, and 10,975,187 and 8,924,291 shares of common stock were reserved for issuance upon the exercise of stock options and vesting of restricted stock, respectively, including 3,910,298, and 1,823,265, respectively, of shares available for issuance under the 2021 Equity Incentive Plan.

On November 7, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.00001 per share (the “Common Stock”), having an aggregate offering price of up to $50,000 (the “Placement Shares”) through Piper Sandler as its sales agent. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Sandler may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made through The Nasdaq Global Select Market, on any other existing trading market for the Common Stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Piper Sandler may terminate the Equity Distribution Agreement upon notice to the other party and subject to other conditions. The Company will pay Piper Sandler a commission equal to 3.0% of the gross proceeds of any Common Stock sold through Piper Sandler under the Equity Distribution Agreement and has provided Piper Sandler with customary indemnification rights. As of September 30, 2024, we have not sold any shares of common stock under the ATM program.

Issuance costs incurred related to the Equity Distribution Agreement are classified as long-term assets on the balance sheet at September 30, 2024 and December 31, 2023.

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

Stock Options

During the nine months ended September 30, 2024 and 2023, the Company granted options with an aggregate fair value of $3,371 and $7,447, respectively, which are being recorded as compensation expense over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding), volatility of the Company’s common stock and an assumed-risk-free interest rate.

During the nine months ended September 30, 2024, the Company granted options to purchase 1,202,217 shares of common stock at a weighted average fair value of $2.80 per share and a weighted average exercise price of $4.06 per share. During the nine months ended September 30, 2023, the Company granted options to purchase 1,518,154 shares of common stock at a weighted average fair value of $4.91 per share and a weighted average exercise price of $9.01 per share. For the three and nine months ended September 30, 2024 and 2023, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Weighted-average risk-free interest rate	3.7%	4.4%	4.3%	3.8%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	76.6%	53.5%	76.2%	53.5%
Expected term	5.9 years	6.1 years	5.9 years	5.9 years

Restricted Stock Units

During the nine months ended September 30, 2024 and 2023, the Company granted RSUs with an aggregate fair value of $6,651 and $12,489, respectively, which are being recorded as compensation expense over the requisite service period. The fair value of each grant is calculated based on the Company’s stock price on the date of grant. During the nine months ended September 30, 2024, the Company granted 1,472,051 RSUs at a weighted average fair value of $4.52 per share. During the nine months ended September 30, 2023, the Company granted 1,197,542 RSUs at a weighted average fair value of $10.43 per share.

Stock-Based Compensation

Stock-based compensation related to the Company’s stock-based awards was recorded as an expense and allocated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of goods sold	$48	$96	$215	$265
Selling, general and administrative	1,554	2,401	5,895	6,509
Research and development	279	381	1,050	1,099
Total stock-based compensation	$1,881	$2,878	$7,160	$7,873

As of September 30, 2024, there was $6,991 of total unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a remaining weighted-average period of 2.2 years.

As of September 30, 2024, there was $9,731 of total unrecognized compensation cost related to non-vested RSUs that is expected to be recognized over a remaining weighted-average period of 2.7 years.

(12) Employee stock purchase plan

On March 24, 2021, the Board and on April 8, 2021, the Company’s stockholders approved and adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective in connection with the closing of the Company’s IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. A total of 172,795 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2022 and ending with January 1, 2030, by an amount equal to 0.5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Board. No shares have been issued under the ESPP at September 30, 2024 and December 31, 2023, respectively.

(13) Income taxes

During the three months ended September 30, 2024 and 2023, the Company recorded a tax provision of $44 and $15, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded a tax provision of $154 and $62, respectively. The tax provision consists primarily of foreign income taxes and state taxes in the United States. The provision differs from the U.S. federal statutory rate of 21% primarily due to the full valuation allowance recorded against the U.S. deferred tax assets, including the current year to date losses. The Company maintains a valuation allowance against its U.S. deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

(14) Commitments and contingencies

License Agreements

In September 2018, in connection with the acquisition of the QPS division of PKI (subsequently known as Revvity), the Company entered into a License Agreement with PKI, pursuant to which PKI granted the Company an exclusive, nontransferable, sublicensable license under certain patent rights to make, use, import and commercialize QPS products and services. The Company is required to pay royalties on net sales of products and services that are covered by patent rights under the agreement at a rate ranging from 1.0% to 7.0%. As of the acquisition date, the Company accounted for the future potential royalty payments as contingent consideration. This contingent consideration is subject to remeasurement. The Company recorded approximately $1,410 and $1,911 of accrued royalties for projected net sales in

2024, and actual net sales in 2023, as of September 30, 2024 and December 31, 2023, respectively. Such amounts are payable in the first quarter of 2025 and 2024, respectively.

Changes in the fair value of the Company’s long-term portion of the contingent consideration liability During the nine months ended September 30, 2024 and 2023 were as follows:

Balance as of December 31, 2023	$5,765
Reclassification of FY 2024 payment to accrued expenses	(1,410)
Change in contingent consideration value	(496)
Balance as of September 30, 2024	$3,859

Balance as of December 31, 2022	$6,039
Reclassification of FY 2023 payment to accrued expenses	(1,803)
Change in contingent consideration value	1,019
Balance as of September 30, 2023	$5,255

(15) Net loss per share attributable to common stockholders

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards. Awards granted with performance conditions are excluded from the shares used to compute diluted earnings per share until the performance conditions associated with the awards are met.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(10,533)	$(12,916)	$(47,166)	$(52,521)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	49,503,272	48,975,432	49,370,959	42,686,065
Basic and diluted net loss per common share outstanding	$(0.21)	$(0.26)	$(0.96)	$(1.23)

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

	September 30,
	2024	2023
Outstanding stock options	5,935,612	5,928,456
Unvested restricted stock units	1,926,220	1,188,102
Total	7,861,832	7,116,558

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

The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
North America	$10,591	$16,356	$35,098	$42,017
APAC	3,029	3,752	9,486	12,249
EMEA	5,194	5,107	15,744	15,880
Total Revenue	$18,814	$25,215	$60,328	$70,146

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
North America	56%	65%	58%	60%
APAC	16%	15%	16%	17%
EMEA	28%	20%	26%	23%
Total Revenue	100%	100%	100%	100%

North America includes the United States and related territories, as well as Canada. APAC also includes Australia. For the three and nine months ended September 30, 2024, the Company had no countries outside of the United States with more than 10% of total revenue. For the three months and nine months ended September 30, 2023, the Company had no countries outside of the United States with more than 10% of total revenue.

As of September 30, 2024 and December 31, 2023, substantially all of the Company’s long-lived assets are located in the United States.

(17) Related party transactions

Argonaut Manufacturing Services Inc. (“AMS”) is a portfolio company of Telegraph Hill Partners, which holds greater than 5% of the Company’s total outstanding shares. During the three months ended September 30, 2024 and 2023, the Company incurred costs of goods sold of approximately $438 and $1,762, respectively, related to sales of consumables manufactured by and shipped from AMS. During the nine months ended September 30, 2024 and 2023, the Company incurred costs of goods sold of approximately $3,524 and $5,523, respectively, related to sales of consumables manufactured by and shipped from AMS. As of September 30, 2024 and December 31, 2023, $0 and $3,110, respectively, is included in inventories, net, related to consumables manufactured by and stored at AMS. As of September 30, 2024 and December 31, 2023, the Company had $1,936 and $2,618 in accounts payable, respectively, due to AMS.

One of the Company’s officers is a member of the board of directors of a software-as-a-service provider, who provides software development services to the Company, which are utilized for research purposes. During the three months ended September 30, 2024 and 2023, the Company incurred research and development expenses of approximately $188 and $101, respectively, with such provider. During the nine months ended September 30, 2024 and 2023, the Company incurred research and development expenses of approximately $429 and $304, respectively, with such provider. As of September 30, 2024 and December 31, 2023, the Company had $144 and $101 in accounts payable, respectively, due to such provider.

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

The above assessments resulted in the Company recording an impairment charge of $2,971 during the nine months ended September 30, 2024, which was recorded in impairment on the consolidated statements of operations. For the nine months ended September 30, 2024, impairment charges included $2,069 impairment of ROU assets, and $902 impairment of property and equipment, respectively. After recording impairments for the nine months ended September 30, 2024, the carrying value of ROU assets and related property and equipment for the facility not being used was $2,115.

In June 2024, the Company signed a thirty-five month sublease agreement for a portion of its leased facility in Menlo Park, California. In connection with this agreement, the Company received a security deposit totaling $40, which is recorded as a component of long-term liabilities in the consolidated balance sheet. The lease commencement date was July 2024.

There were no ROU asset or leasehold improvement impairments recorded in the three and nine months ended September 30, 2023.

The Company is a lessee under operating leases of offices, warehouse space, laboratory space, and auto leases, and financing leases of computer equipment, staining equipment, and furniture.

Some leases include an option to renew, with renewal terms that can extend the lease term by five years. The exercise of lease renewal options is at the Company’s sole discretion. None of these options to renew are recognized as part of the Company’s right-of-use asset or lease liability as of September 30, 2024, as renewal was determined to not be reasonably assured.

The table below summarizes the Company’s lease costs for the three and nine months ended September 30, 2024 and 2023:

		Three months ended September 30,		Nine months ended September 30,
Lease Costs	Classification	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	Cost of service and other revenue	$75	$89	$243	$249
Amortization of right-of-use assets	Selling, general and administrative	12	125	83	348
Amortization of right-of-use assets	Research and development	86	—	255	32
Interest on lease liabilities	Interest expense, net	28	41	93	105
Operating lease cost:
Sublease income	Selling, general and administrative	(94)	—	(94)	—
Rent expense	Cost of product revenue	26	28	80	84
Rent expense	Selling, general and administrative	519	788	1,762	2,355
Total lease cost		$652	$1,071	$2,422	$3,173

As of September 30, 2024, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

Maturity of operating lease liabilities	As of September 30, 2024
2024 remaining	$672
2025	2,783
2026	2,618
2027	1,104
2028	436
Thereafter	562
Total lease payments	$8,175
Less: discount to lease payments	(962)
Total operating lease liabilities	$7,213

As of September 30, 2024, future minimum commitments under ASC 842 under the Company’s financing leases were as follows:

Maturity of financing lease liabilities	As of September 30, 2024
2024 remaining	$539
2025	635
2026	430
2027	383
2028	60
Total lease payments	$2,047
Less: discount to lease payments	(243)
Total financing lease liabilities	$1,804

The table below summarizes the weighted-average remaining lease term (in years), the weighted-average incremental borrowing rate (in percentages), as well as supplemental cash flow information related to leases for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
Lease Term, Discount Rates, and Other	2024		2023
Weighted average remaining lease term
Operating leases	3.2	years	4.0	years
Financing leases	2.8	years	3.0	years
Weighted average incremental borrowing rate
Operating leases	7.85%		7.85%
Financing leases	11.16%		9.32%
Cash payments of amounts included in lease liabilities
Operating cash flows from operating leases	$2,076		$2,328
Operating cash flows from finance leases	93		105
Financing cash flows from finance leases	520		485

(19) Reductions in force

In January of 2024, the Company initiated a workforce reduction in connection with certain operating expense cost savings initiatives implemented by the Company, including the consolidation of its facilities and the exit of its Menlo Park, California leased facility as discussed in Note 18 – Leases. This workforce reduction was substantially completed by the end of the first quarter of 2024.

During the three months ended March 31, 2024, the Company recorded $1,257 for charges related to this workforce reduction, and $140 of employee and equipment relocation costs associated with the Menlo Park, California exit, respectively, which were recorded in restructuring on the consolidated statements of operations. As of September 30, 2024, none of these workforce reduction charges remain unpaid.

In July 2024, the Company initiated a workforce reduction in connection with certain operating expense cost savings initiatives. This workforce reduction was substantially completed by the end of the third quarter of 2024.

During the three months ended September 30, 2024, the Company recorded $1,690 for charges related to this workforce reduction, which were recorded in restructuring on the consolidated statements of operations. As of September 30, 2024, $19 of these workforce reduction charges remain unpaid.

(20) Subsequent events

The Company has evaluated subsequent events from the consolidated balance sheet date through November 14, 2024, which is the date the consolidated financial statements were issued.

On October 25, 2024, the Company entered into the Fourth Amendment to the Acrivon Agreement with Acrivon Therapeutics, Inc., which added additional milestone payments totaling $3,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2023 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2024. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in our Annual Report on Form 10-K for the year ended December 31, 2023, as referred to in the section titled “Risk Factors” under Part II, Item 1A below. Please also see the section titled “Special note regarding forward looking statements.”

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

For the three months ended September 30, 2024 and 2023, revenue from North America accounted for approximately 56% and 65% of our revenue, respectively. For the nine months ended September 30, 2024 and 2023, revenue from North America accounted for approximately 58% and 60% of our revenue, respectively.

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

As of the date of this Quarterly Report on Form 10-Q, we have financed our operations primarily from the issuance and sale of our equity securities, borrowings under our long-term debt agreement, and revenue from our commercial operations. We have incurred net losses in each period since our inception in 2015. Our net losses were $10.5 million and $12.9 million for the three months ended September 30, 2024 and 2023, respectively. Our net losses were $47.2 million and $52.5 million for the nine months ended September 30, 2024 and 2023, respectively. We expect to continue to incur operating losses for the foreseeable future. However, we plan to continue to grow our business while improving results of operations in an effort to achieve cash flow positivity, as we:

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

Our ability to expand our installed base

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

Our ability to drive incremental pull through

We believe that expansion of our installed base to new and existing customers will drive an increase in our recurring reagent and instrument service revenue. In addition, as our research and development team identifies and launches new applications and biomarker targets, we expect to increase incremental pull through on our existing and new instrument installed base. Recurring revenue was 48% and 33% of total revenue for the three months ended September 30, 2024 and 2023, respectively. Recurring revenue was 48% and 35% of total revenue for the nine months ended September 30, 2024 and 2023, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our installed base expands, we expect recurring revenue on an absolute basis to increase and become an increasingly important contributor to our revenue.

Our ability to improve revenue mix and gross margin

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

During the three and nine months ended September 30, 2024 and 2023, our instrument placements were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Instrument Placements:	35	69	116	198

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

Components of results of operations

Revenue

Product Revenue

We generate product revenue from the sale of our instruments, consumables and software products. Instrument sales accounted for 47% and 67% of product revenue for the three months ended September 30, 2024 and 2023, respectively. Instrument sales accounted for 47% and 65% of product revenue for the nine months ended September 30, 2024 and 2023, respectively. Consumables revenue accounted for 51% and 32% of our product revenue for the three months ended September 30, 2024 and 2023, respectively. Consumables revenue accounted for 51% and 34% of our product revenue for the nine months ended September 30, 2024 and 2023, respectively.

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

Gross profit was $11.7 million compared to $15.3 million for the three months ended September 30, 2024 and 2023, respectively. Gross profit was $33.5 million compared to $39.7 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Impairment. Impairment expense primarily consists of charges recorded as a result of exiting the Menlo Park, California facilities. As a result of exiting the facilities, we performed an impairment assessment of our long-lived assets, including operating lease right-of-use assets and property and equipment. A portion of our operating lease right-of-use assets (including related property and equipment) were determined to be impaired as their carrying values exceeded their fair values, and corresponding impairment charges were recorded in the nine months ended September 30, 2024.

Restructuring. Restructuring expense primarily consists of charges recorded in connection with our workforce reductions executed in January and July of 2024.

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

Results of operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in the Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Product revenue	$12,298	$18,048	$40,364	$50,719
Service and other revenue	6,516	7,167	19,964	19,427
Total revenue	18,814	25,215	60,328	70,146
Cost of goods sold:
Cost of product revenue	4,430	6,208	17,620	19,747
Cost of service and other revenue	2,660	3,731	9,219	10,714
Total cost of goods sold	7,090	9,939	26,839	30,461
Gross profit	11,724	15,276	33,489	39,685
Operating expenses:
Selling, general and administrative	14,672	20,251	53,629	67,281
Research and development	4,474	6,314	15,316	19,614
Change in fair value of contingent consideration	(763)	262	(496)	1,019
Impairment	—	—	2,971	—
Restructuring	1,690	—	3,087	—
Total operating expenses	20,073	26,827	74,507	87,914
Loss from operations	(8,349)	(11,551)	(41,018)	(48,229)
Other income (expense):
Interest expense	(2,625)	(2,239)	(7,843)	(6,468)
Interest income	521	1,074	2,126	2,576
Other expense, net	(36)	(185)	(277)	(338)
Loss before provision for income taxes	(10,489)	(12,901)	(47,012)	(52,459)
Provision for income taxes	(44)	(15)	(154)	(62)
Net loss	$(10,533)	$(12,916)	$(47,166)	$(52,521)

Comparison of the three months ended September 30, 2024 and 2023

Revenue

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Product revenue	$12,298	$18,048	$(5,750)	(32)%
Service and other revenue	6,516	7,167	(651)	(9)%
Total revenue	$18,814	$25,215	$(6,401)	(25)%

Product revenue decreased by $5.8 million, or 32%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was primarily driven by a $6.3 million decrease in instrument revenue resulting from 35 new system placements during the three months ended September 30, 2024, compared to 69 new system placements for the three months ended September 30, 2023, offset by a $0.6 million increase in consumable revenue resulting from a larger installed base of 1,299 systems as of September 30, 2024, as compared to 1,132 systems as of September 30, 2023.

Service and other revenue decreased by $0.7 million, or 9%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was primarily due to a decrease relating to lab services revenue, partially offset by increases in revenue generated from companion diagnostic development, and other immaterial changes.

Cost of Goods Sold, Gross Profit and Gross Margin

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Cost of product revenue	$4,430	$6,208	$(1,778)	(29)%
Cost of service and other revenue	2,660	3,731	(1,071)	(29)%
Total cost of goods sold	$7,090	$9,939	$(2,849)	(29)%
Gross profit	$11,724	$15,276	$(3,552)	(23)%
Gross margin	62%	61%

Cost of product revenue decreased by $1.8 million, or 29%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease in cost of product revenue was primarily due to a decrease in costs associated with decreased instrument sales during the third quarter of 2024, partially offset by an increase in costs associated with increased reagents sales. Cost of service and other revenue decreased by $1.1 million, or 29%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease in cost of service and other revenue was primarily driven by the workforce reductions that we executed in January and July of 2024.

Gross profit decreased by $3.6 million, or 23%, and gross margin increased by 1% for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The decrease in gross profit was primarily due to decreased instrument sales during the third quarter of 2024, offset by increased reagents sales during the third quarter of 2024. The increase in gross margin was primarily due to a higher mix of consumables driven by a higher installed base as well as decreased instrument sales in the current quarter.

Operating Expenses

Selling, General and Administrative

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Selling, general and administrative	$14,672	$20,251	$(5,579)	(28)%

Selling, general and administrative expense decreased by $5.6 million, or 28%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was primarily due to a $3.7 million decrease in personnel-related expenses, primarily due to the workforce reductions in January and July of 2024, a $0.2 million decrease in professional fees, and other related fees such as legal, consulting, and IT, and a $0.1 million decrease in recruiting, training, conferences, and travel and expenses.

Research and development

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Research and development	$4,474	$6,314	$(1,840)	(29)%

Research and development expense decreased by $1.8 million, or 29% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was primarily due to a $1.4 million decrease in personnel-related expenses, primarily due to the workforce reductions in January and July of 2024, a $0.1 million decrease in lab supply consumption, and other immaterial changes.

Change in fair value of contingent consideration

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Change in fair value of contingent consideration	$(763)	$262	$(1,025)	(391)%

Change in fair value of contingent consideration was a $0.8 million gain for the three months ended September 30, 2024, compared to a $0.3 loss for the three months ended September 30, 2023. The decrease of $1.0 million, or 391%, was due to current period remeasurement.

Restructuring

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Restructuring	$1,690	$—	$1,690	100%

Restructuring increased by $1.7 million, or 100% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to the workforce reduction that we executed in July of 2024.

Interest expense

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Interest expense	$2,625	$2,239	$386	17%

Interest expense increased by $0.4 million, or 17% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily due to increased debt levels as of September 30, 2024 as compared to September 30, 2023, as well as an increase in interest rates.

Interest income

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Interest income	$521	$1,074	$(553)	(51)%

Interest income decreased by $0.6 million, or 51% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 due to decreased levels of cash, cash equivalents, and marketable securities as of September 30, 2024 as compared to September 30, 2023.

Other expense, net

	Three months ended
	September 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Other expense, net	$36	$185	$(149)	(81)%

Other expense, net decreased by $0.1 million, or 81%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2024 and 2023

Revenue

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Product revenue	$40,364	$50,719	$(10,355)	(20)%
Service and other revenue	19,964	19,427	537	3%
Total revenue	$60,328	$70,146	$(9,818)	(14)%

Product revenue decreased by $10.4 million, or 20%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was primarily driven by a $14.0 million decrease in instrument revenue resulting from 116 new system placements during the nine months ended September 30, 2024, compared to 198 new system placements for the nine months ended September 30, 2023, offset by a $3.4 million increase in consumable revenue resulting from a larger installed base of 1,299 systems as of September 30, 2024, as compared to 1,132 systems as of September 30, 2023.

Service and other revenue increased by $0.5 million, or 3%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily due increases in revenue generated from companion diagnostic development, offset by decreases relating to lab services revenue, and other immaterial changes.

Cost of Goods Sold, Gross Profit and Gross Margin

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Cost of product revenue	$17,620	$19,747	$(2,127)	(11)%
Cost of service and other revenue	9,219	10,714	(1,495)	(14)%
Total cost of goods sold	$26,839	$30,461	$(3,622)	(12)%
Gross profit	$33,489	$39,685	$(6,196)	(16)%
Gross margin	56%	57%

Cost of product revenue decreased by $2.1 million, or 11%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease in cost of product revenue was primarily driven by a decrease in costs associated with decreased instrument sales, offset by costs associated with increased reagents sales. Cost of service and other revenue decreased by $1.5 million, or 14%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease in cost of service and other revenue was primarily driven by the workforce reductions that we executed in January and July of 2024.

Gross profit decreased by $6.2 million, or 16%, and gross margin decreased by 1% for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease in gross profit was primarily due to a decrease in instrument sales, offset by increased reagents sales. The decrease in gross margin was primarily driven by a $2.0 million charge related to obsolete inventory associated with the Mantra 2 Quantitative Pathology Workstation and the Vectra 3 Automated Quantitative Pathology Imaging System, a legacy product line which was discontinued in the first quarter of 2024, offset by the $2.0 million charge in the second quarter of 2023 for expired inventory and inventory expected to expire, as well as other immaterial changes.

Operating Expenses

Selling, General and Administrative

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Selling, general and administrative	$53,629	$67,281	$(13,652)	(20)%

Selling, general and administrative expense decreased by $13.7 million, or 20%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was primarily due to a $9.5 million decrease in personnel-related expenses, primarily due to the workforce reductions in June of 2023, January of 2024, and July of 2024, a $2.0 million decrease in professional fees, and other related fees such as legal, consulting, and IT, and a $1.0 million decrease in recruiting, training, conferences, and travel and expenses, offset by a $0.9 million charge to our allowance for credit losses, and other immaterial changes.

Research and development

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Research and development	$15,316	$19,614	$(4,298)	(22)%

Research and development expense decreased by $4.3 million, or 22% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was primarily due to a $3.7 million decrease in personnel-related expenses, primarily due to the workforce reductions in June of 2023, January of 2024, and July of 2024, and other immaterial changes.

Change in fair value of contingent consideration

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Change in fair value of contingent consideration	$(496)	$1,019	$(1,515)	(149)%

Change in fair value of contingent consideration was a $0.5 million gain for the nine months ended September 30, 2024, compared to a $1.0 million loss for the nine months ended September 30, 2023. The decrease of $1.5 million, or 149%, was due to current period remeasurement.

Impairment

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Impairment	$2,971	$—	$2,971	100%

Impairment increased by $3.0 million, or 100% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to impairment charges to our right-of-use assets and property and equipment associated with exiting our Menlo Park, California facilities in the first quarter of 2024.

Restructuring

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Restructuring	$3,087	$—	$3,087	100%

Restructuring increased by $3.1 million, or 100% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily associated with our workforce reductions that we executed in January and July of 2024.

Interest expense

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Interest expense	$7,843	$6,468	$1,375	21%

Interest expense increased by $1.4 million, or 21% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily due to increased debt levels as of September 30, 2024 as compared to September 30, 2023, as well as an increase in interest rates.

Interest income

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Interest income	$2,126	$2,576	$(450)	(17)%

Interest income decreased by $0.5 million, or 17% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 due to decreased levels of cash, cash equivalents, and marketable securities as of September 30, 2024 as compared to September 30, 2023.

Other expense, net

	Nine months ended
	September 30,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Other expense, net	$277	$338	$(61)	(18)%

Other expense, net decreased by $0.1 million, or 18% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had approximately $39.3 million in cash, cash equivalents, and marketable securities.

Since our inception, we have experienced losses and negative cash flows from operations, and we incurred a consolidated net loss of $47.2 million for the nine months ended September 30, 2024 and had an accumulated deficit of $277.2 million as of September 30, 2024. We have historically relied on equity financings and borrowings under our credit facility to fund our operations to date. We may in the future sell shares of our common stock, including pursuant to the Equity Distribution Agreement to help fund our operations. We expect to continue to incur operating losses in the foreseeable future. However, we plan to focus on improving results of operations in an effort to achieve cash flow positivity. There can be no assurance that additional financings will be available to us or that we will become profitable.

Our Midcap Trust Term Loan is subject to certain financial covenants. Based on our current operating plan, we cannot be certain that we will be able to maintain compliance with these financial covenants for at least the next twelve months from the issuance of these financials. We intend to seek a waiver, refinance the outstanding borrowings or otherwise mitigate these concerns with Midcap Financial Trust or another lender. However, we can provide no assurance that a waiver will be granted, or that we will be able to refinance the amounts outstanding and in such an event, the lender may exercise any and all of its rights and remedies provided for under the Midcap Trust Term Loan.

As a result of these uncertainties, there is substantial doubt about our ability to continue as a going concern for the next twelve months following the date that these consolidated financial statements are issued.

Our future capital requirements will depend on many factors, including, but not limited to our ability to successfully commercialize and launch products, and to achieve a level of sales adequate to support our cost structure. If we are unable to execute on our business plan and adequately fund operations, or if the business plan requires a level of spending in excess of cash resources, we will have to seek additional equity or debt financing. If additional financings are required from outside sources, we may not be able to raise capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

On November 7, 2022, we entered into Amendment No. 3 to the Midcap Trust Term Loan, which permitted the draw of two additional tranches, each totaling $11,250, which were drawn on November 7, 2022, and December 22, 2023, respectively. Amendment No. 3 also delayed the amortization start dates for the outstanding loan amounts from April 1, 2025 until December 1, 2025 (subject to further extension upon certain conditions), at which point we would be required to repay the principal amounts in equal monthly installments until the new maturity date of November 1, 2027. In addition, Amendment No. 3 amended the interest rate payable on the term loan to apply an interest rate equal to the SOFR rate (with a floor of 2.50%) plus 6.80%, and reset the call protection to begin as of November 7, 2025. Finally, Amendment No. 3 provided for a commitment fee of $74 that was paid on November 7, 2022 on the new tranche amounts and an exit fee of 4.75%. Substantially all other terms and conditions, and covenants of the credit agreement remained unchanged.

In July 2024, we entered into Amendment No. 4 to the Midcap Trust Term Loan, which amended certain affirmative financial covenants.

In November 2024, we entered into Amendment No. 5 to the Midcap Trust Term Loan, effective as of September 30, 2024, which amended certain affirmative financial covenants. Amendment No. 5 also extends the interest only period from December 1, 2025 until March 1, 2026 (subject to further extension upon certain conditions), at which point we must repay the principal amounts in equal monthly installments until the maturity date of November 1, 2027. Finally, Amendment No. 5 increases the exit fee from 4.75% to 6.25%.

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

We were in compliance with all covenants under the Midcap Trust Term Loan, as amended through Amendment No. 5, as of September 30, 2024.

At-the-Market Offering

On November 7, 2022, we entered into the Equity Distribution Agreement with Piper Sandler with respect to an ATM offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Piper Sandler as our sales agent. As of September 30, 2024, we have not sold any shares of common stock under the ATM program.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine months ended
	September 30,
($ in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(41,121)	$(45,315)
Investing activities	(26,744)	3,941
Financing activities	(2,719)	45,767
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(70,584)	$4,393

Operating activities

Net cash used in operating activities decreased by $4.2 million to $41.1 million in the nine months ended September 30, 2024 compared to $45.3 million in the nine months ended September 30, 2023.

Net cash used in operating activities during the nine months ended September 30, 2024 consisted of a net loss of $47.2 million and a change in our net operating assets and liabilities of $14.4 million, offset by non-cash charges of $20.4 million. The change in our net operating assets and liabilities was primarily due to increased inventory levels of $10.4 million, decreases in accounts payable, accrued expenses and other liabilities of $5.8 million, decreases in operating lease liabilities of $1.7 million, and decreases in deferred revenue of $0.6 million, offset by decreases in accounts receivable of $3.3 million, and a $0.8 million decrease in prepaid expenses and other assets. Non-cash charges primarily consisted of $7.2 million of stock-based compensation expense, $5.8 million of depreciation and amortization, a $3.1 million provision for excess and obsolete inventories, $3.0 million of impairment expense, decreases in operating lease right of use assets of $1.6 million, $0.9 million in credit losses for accounts receivable, and $0.6 million of non-cash interest expense, offset by $1.4 million in accretion of marketable securities and a $0.5 million change in fair value of contingent consideration.

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

Investing activities

Net cash used in investing activities was $26.7 million for the nine months ended September 30, 2024 compared to net cash provided by investing activities of $3.9 million during the nine months ended September 30, 2023.

Net cash used in investing activities for the nine months ended September 30, 2024 was driven by purchases of marketable securities of $87.3 million and purchases of property and equipment of $1.4 million, offset by $53.5 million in maturities of marketable securities and $8.5 million in sales of marketable securities.

Net cash provided by investing activities for the nine months ended September 30, 2023 was driven by maturities of marketable securities of $7.0 million, offset by purchases of property and equipment of $3.1 million.

Financing activities

Net cash used in financing activities was $2.7 million for the nine months ended September 30, 2024 compared to net cash provided by financing activities of $45.8 million for the nine months ended September 30, 2023.

Net cash used in financing activities for the nine months ended September 30, 2024 was primarily driven by $1.9 million in payments of contingent consideration, $0.5 million in principal payments on financing leases, $0.2 million in payments of deferred offering costs, and $0.2 million in settlement of restricted stock units for tax withholding obligations.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024. There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as set forth below, there have been no material changes to the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 5, 2024.

We have limited capital resources and will likely need additional funding before we are able to achieve profitability which raise substantial doubt regarding our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

Our recurring operating losses, in addition to our accumulated deficit, has raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our becoming profitable in the future or to obtain the necessary capital to meet our obligations and repay our liabilities when they become due. If we are unable to execute on our business plan and adequately fund operations, or if the business plan requires a level of spending in excess of cash resources, we will have to seek additional equity or debt financing. If additional financings are required from outside sources, we may not be able to raise capital on terms acceptable to us or at all. Our determination of substantial doubt as going concern could materially limit our ability to raise additional funds through the issuance of equity securities or otherwise. There can be no assurance that we will ever become profitable or continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the third quarter of 2024, no directors or officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1	333-254760	3.3	3/26/2021
3.2	Amended and Restated Bylaws	8-K	001-40344	3.1	9/6/2023
4.1	Amended and Restated Investors’ Rights Agreement, dated September 27, 2019, by and among the Registrant and certain of its stockholders	S-1	333-254760	10.15	3/26/2021
4.2	Description of the Registrant’s capital stock	10-K	001-40344	4.2	3/7/2023
10.1	Amendment No. 4 to Credit and Security Agreement, dated July 31, 2024, by and between the Registrant and Midcap Financial Trust					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1 *	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2 *	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Akoya Biosciences, Inc.

Date: November 14, 2024	By:	/s/ Brian McKelligon
Brian McKelligon
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Johnny Ek
Johnny Ek
Chief Financial Officer
(Principal Financial and Accounting Officer)