Form 10-K
period 2024-12-31
Akoya Biosciences, Inc.
filed 2025-03-17
CIK 1711933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2024, was $61.7 million.

Number of shares of the registrant’s common shares outstanding at March 7, 2025: 49,816,357

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

As of December 31, 2024, we have 1,330 instruments installed across a broad group of customers throughout North America, Asia-Pacific (“APAC”), and Europe-Middle East-Africa (“EMEA”), reflecting an increase of 12% in our installed base over 2023. Our full set of proprietary reagents, software and services allows us to drive a stream of attractive, recurring, and high margin revenue through our installed base, which we expect to grow as we continue to expand our instrument base and implement workflow advancements. We generated total revenue of $81.7 million in the year ended December 31, 2024, and $96.6 million in the year ended December 31, 2023. We incurred net losses of $55.4 million in the year ended December 31, 2024, and $63.3 million in the year ended December 31, 2023.

*As of Dec. 31, 2024

Proposed Business Combination

On January 9, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Quanterix Corporation, a Delaware corporation (“Quanterix”) and Wellfleet Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Quanterix (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Akoya (the “Merger”), with Akoya continuing as the surviving company and a wholly-owned subsidiary of Quanterix following the transaction (the “Combined Company”).

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), and as a result of the Merger, each share of common stock of Akoya issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 0.318 shares of common stock of Quanterix (the “Exchange Ratio”).

Upon completion of the Merger, Quanterix stockholders will own approximately 70%, and Akoya stockholders will own approximately 30%, of the shares of common stock of Quanterix on a fully diluted basis.

Pursuant to the terms of the Merger Agreement, as of the Effective Time, the board of directors of Quanterix will consist of nine individuals, including seven existing directors of Quanterix and two individuals to be nominated by Akoya prior to the Effective Time.

Each party’s obligation to implement the Merger is subject to certain customary conditions, including (i) the approval by Quanterix stockholders of the issuance of shares of Quanterix common stock in connection with the Merger; (ii) the adoption of the Merger Agreement by Akoya stockholders holding a majority of the outstanding shares of Akoya’s common stock; (iii) all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 having expired or been terminated; (iv) no law having been enacted or order issued that remains in effect and has the effect of enjoining or otherwise prohibiting the consummation of the Merger; (v) the truth and accuracy of the other party’s representations and warranties in the Merger Agreement, generally subject to certain materiality qualifiers set forth in the Merger Agreement; (vi) no Material Adverse Effect (as defined in the Merger Agreement) of the other party having occurred since the date of the Merger Agreement; (vii) the performance in all material respects by the other party of all of its covenants and agreements under the Merger Agreement; (viii) Quanterix’s registration statement on Form S-4 with respect to its shares of common stock to be delivered pursuant to the Merger Agreement having become effective and not subject to any stop order or action by the Securities and Exchange Commission (the “SEC”) seeking any stop order; and (ix) the submission by Quanterix to Nasdaq of a notification in respect of the shares of Quanterix common stock to be issued in connection with the Merger.

The parties have also agreed to use their reasonable best efforts to cooperate in good faith to enter into one or more agreements or instruments pursuant to which Quanterix would provide Akoya with bridge financing in an aggregate principal amount not to exceed $30.0 million in the form of subordinated convertible notes, subject to Akoya having obtained any required consents and satisfied any other conditions under its existing credit facility.

The Merger Agreement contains certain termination rights for both the Quanterix and Akoya. Upon termination of the Merger Agreement by Quanterix under specified circumstances, Quanterix may be required to pay Akoya a termination fee of approximately $9.0 million. Upon termination of the Merger Agreement by Akoya under specified circumstances, Akoya may be required to pay Quanterix a termination fee of approximately $7.0 million.

The transaction is expected to close in the second quarter of 2025, assuming satisfaction of all conditions to the Merger.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 to the Annual Report on Form 10-K.

Our Competitive Strengths

We believe the growth of our business will be propelled by our competitive strengths, including:

Established leader in the spatial biology market with a strong competitive position and proven products. We believe we are the leading spatial biology company, offering products to hundreds of customers across a diverse base, including leading biopharma companies, academic research centers and governmental institutions worldwide. As a pioneer and leader in the spatial biology market, we view our suite of solutions as uniquely positioned to address varying customer needs across all market segments, from discovery through translational and clinical research and diagnostic testing. Our instrument base has expanded significantly over the last several years with 1,330 instruments currently in the market as of December 31, 2024, a 12% increase over 2023. The rate of publications with our technology as a centerpiece has accelerated greatly, with 1,733 peer-reviewed publications as of December 31, 2024, a 49% increase over 2023, a 125% increase over 2022 and a 252% increase over 2021 publications. A key driver of these publications and our commercial expansion is the growing body of evidence that spatial biology solutions are increasingly becoming preferred as a biomarker platform of choice. A seminal JAMA Oncology publication in 2019 established the predictive power of spatial biomarker technologies in predicting response to immuno-oncology therapeutics versus the current technologies such as gene expression, NGS and standard diagnostic PD-L1 biomarker assays. A Nature publication in 2021 showed that Akoya’s spatial approach found topological differences in the tumor microenvironment, so that patients can be stratified correctly into cohorts for immunotherapy based on responders and non-responders while RNA-seq and other methods could not. In 2023, a Gen Biotechnology publication featured the first 100+ protein plex whole-slide image using Akoya’s technology. We believe that the combination of our broad customer base, expert management team, large instrument installed base, intellectual property portfolio and extensive and accelerating publication list helps establish our leading position in spatial biology.

*As of Dec. 31, 2024

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

Relationships with leading biopharma and life science tools companies, top research institutions and medical centers. We have relationships with thought leaders such as Stanford University, University of Queensland, MD Anderson, AstraZeneca, Acrivon Therapeutics, Leica Biosystems, Agilent Technologies and many other leading biopharma and life science tools companies, top research institutions and medical centers and contract research organizations (“CROs”). These collaborations and partnerships help demonstrate the utility of our solutions across a broad array of applications, including immuno-oncology, immunology, neuroscience, and developmental biology. As we partner with leading companies and institutions, we gain access to valuable customer feedback and insight. With the use of our solutions informing their development efforts:

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

Our Growth Strategy

We intend to pursue a growth strategy through the following key elements:

Leverage sales and marketing efforts to drive adoption of our solutions with new and existing customers. Our solutions enable researchers to map the distribution of key cell types and biomarkers in normal and disease tissue. In 2021, we commissioned a report of researchers and surveyed their views of and plans to invest in spatial biology platforms and solutions, and approximately 44% of respondents indicated that they intend to purchase a spatial platform. A 2024 Decibio report indicated that the spatial biology market is expected to grow 21% annually over the next 5 years, with translational and clinical research to make up the largest market segment while routine clinical diagnostics is expected to be the fastest growing market segment. We intend to capitalize on this market opportunity by delivering market-leading solutions to our customers. Our global team of dedicated regional instrument and reagents sales specialists, dedicated scientific pre- and post-sales applications specialists and expanded applications specialists aim to drive further platform adoption and utilization to new customers and within our existing customer base to increase our recurring proprietary reagent and software revenue. Application expansion, workflow improvements, the continued endorsement through peer-reviewed publications, a significant presence at trade conferences and an active digital platform are examples of key drivers of continued and growing market awareness and the expansion of our commercial footprint within new and existing customers.

Investments in new applications, content development and workflow improvements to drive pull through. Our research and development team is dedicated to developing and improving our instruments, reagents menu and software solutions, delivering a full end-to-end workflow and expanding our menu of applications. Our instruments are designed to be used with our proprietary reagents. Currently, we offer an extensive menu of reagents, kits, antibodies and other consumables across our PhenoCycler and PhenoImager platforms. Researchers can choose a mixture of our products to customize and design panels to study their biomarkers of interest. As our research and development team identify and launch new applications and biomarker content, we expect to drive incremental pull-through revenue from existing and new customers. Similarly, we believe that our workflow improvements and the acceleration of data analysis through continued software advancements will further increase customers’ use of our platforms. We believe consumable pull-through as a result of these investments will help solidify our solutions with researchers and improve our recurring revenue base and margin profile.

Formation of analysis software partnerships to accelerate discovery by delivering cutting-edge digital pathology and bioinformatics solutions. We are focused on enabling rapid and advanced data analysis and visualization tools that accelerate the timeline from image acquisition to extracting biological meaning. Image and bioinformatics analysis needs differ across the spectrum from discovery to translational to clinical applications, and it is increasingly clear that one analysis solution may not meet the needs of our entire installed base. Therefore, we’ve partnered with leading digital pathology and analysis providers to create an ecosystem of leading tools for our customers. The ecosystem includes established digital pathology names like Indica Labs Inc. and Visiopharm A/S, who provide desktop image analysis tools with ML/AI capabilities for both PhenoCycler-Fusion and PhenoImager HT data. We believe the ability to enable artificial intelligence methods will help solve the growing big data challenges associated with spatial biology and enable the accelerated development of even more advanced analysis methods, thereby increasing the speed of collaborations and biomarker discovery across laboratories. Further included in the ecosystem are Oracle Bio, and QuPath. We believe the ecosystem of analysis providers for our solutions will help increase further incremental use of our instruments and consumables. Furthermore, we are developing clinical workflow solutions comprising algorithms, viewers and laboratory interfaces as the basis of our future IVD offerings.

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

●	The Akoya PhenoImager instruments product line is currently comprised of the two PhenoImager instruments, namely the PhenoImager Fusion and PhenoImager HT. The PhenoImager Fusion is the most recent in this family of microscopes and represents our high-speed whole-slide scanner ideal for everyday use of 7-color imaging and easy integration with the PhenoCycler instrument to enable ultrahigh-plex imaging solution in the translational and clinical markets.

●	PhenoImager Fusion: is an automated 4-slide microscope, that enables whole-slide, multispectral imaging (MSI) at single-cell resolution at unprecedented speed. Ideal for standard throughput and high-plex applications, the PhenoImager Fusion can function as a stand-alone ultrafast imager for spatial phenotyping applications or can be integrated with the PhenoCycler instrument to form the PhenoCycler-Fusion System for spatial discovery at scale by providing significant improvements in the speed of the workflow.
o	PhenoCycler-Fusion 2.0: Launched in mid-2023, the PhenoCycler-Fusion 2.0 system is a package of enhancements to further improve the functionality, speed, and throughput of the discovery workflow. With the 2.0 system the slide capacity increases to 2 slides, effectively doubling the throughput of data processing and generation. Additionally, the 2.0 system introduces multi-omic capabilities by unlocking capabilities integral for future RNA workflows to facilitate side-by-side protein and RNA studies. Current PhenoCycler-Fusion 1.0 customers can be upgraded to 2.0 through an upgrade kit.

PhenoImager Fusion (stand-alone) or Integrated into the PhenoCycler-Fusion System

●	PhenoImager HT: The PhenoImager HT is our premier and most highly cited digital pathology imager featuring rapid whole-slide multispectral scanning of up to 7 colors (6 biomarkers) with an 80-slide capacity. Because of the proprietary optical components coupled to our reagents and software, it is uniquely able to accurately detect and measure weakly expressed and overlapping biomarkers within a single tissue section. It also supports multiple applications including Hematoxylin and Eosin (“H&E”), immunohistochemistry (IHC), mIF on fresh frozen or FFPE tissue section or TMA. The whole slide multispectral imaging capability creates a simpler, more robust workflow as fields of view do not need to be selected, eliminating selection bias and accelerating the time to result. The PhenoImager HT can also scan brightfield slides for downstream analysis, such as traditional DAB IHC, or scan regions of interest across a whole slide with up to 9 colors (8 biomarkers). The fully automated process provides a recorded whole slide scan, meaning no re-scans and eliminating redundant work.
o	PhenoImager HT 2.0: Launched in mid-2023, the PhenoImager HT 2.0 upgrade sharpens a key part of the multiplexing workflow to further ease the generation of highly accurate and quantifiable data from the HT. Specifically, the 2.0 upgrade simplifies the unmixing workflow by combining a series of steps both on and off the instrument into one step on-instrument. The new workflow significantly reduces the time from image acquisition to analysis, thereby improving speed and throughput by 5-fold. The upgrade also introduces the option of 16-bit formats in addition to the existing 8-bit images, giving customers more flexibility. Current HT 1.0 customers can be upgraded to 2.0 through an upgrade package.

Our Proprietary Reagents

PhenoCycler Reagents

●	PhenoCycler Antibodies: We offer a rapidly growing menu of validated antibody content for use with PhenoCycler. Today, our menu includes over 100 unique antibodies validated for human FFPE tissue, mouse FFPE tissue, human fresh frozen tissue, and/or mouse fresh frozen tissue.
●	PhenoCycler Antibody Conjugation Kit: We offer an antibody conjugation kit that allows customers to label their own proprietary antibodies of interest and modify them for use with PhenoCycler. The antibody conjugation kit can be used to add antibodies to existing content or develop entirely new content for new applications.
●	PhenoCycler Workflow Reagents: We provide the full suite of additional proprietary buffers and reagents needed as part of the full PhenoCycler workflow.

●	PhenoCode® Discovery Panels and Reagents: In 2023, we launched our first set of ready-to-use panels focused on a particular application area within oncology. In 2024, we launched the PhenoCode Discovery IO60 Human Protein Panel, which addresses the growing need for a comprehensive IO panel that includes an extensive set of fully validated markers. This ready-to-use solution offers researchers the ability to interrogate a wide array of immune cell types, along with key checkpoint inhibitors, components of the tumor microenvironment, and known immunotherapy targets in a single, streamlined workflow. Each panel is meticulously designed to answer key biological questions to accelerate the path from research question to discovery. We also introduced a 24-biomarker mouse FFPE IO antibody panel designed to support preclinical research that covers essential immune cell lineage and structural markers, enabling advanced research and comparative studies between mouse and human models to deepen the understanding of cancer biology.

PhenoImager Reagents

We offer several proprietary reagents required for the use of our platforms that are a key part of providing a seamless workflow solution to our customers. The PhenoImager Reagents portfolio includes the following: PhenoCode Signature Panels and Reagents, Opal and Tyramide Signal Amplification (TSA)-Based Detection Kits for Multiplexing, and Essentials for Staining.

●	PhenoCode Signature Panels and Reagents: In 2023, we launched pre-optimized panels that consist of a five-plex base panel and one open position to add an additional biomarker of choice to the panel. Customers can choose from our menu of stand-alone antibodies or barcode their own antibody of interest for use in the open position of a PhenoCode Signature panel. Panels are designed to be used across a wide variety of human FFPE tissue types, providing an additional layer of flexibility for customers. PhenoCode Signature antibodies are provided barcoded, utilizing Akoya’s proprietary universal barcoding technology to overcome workflow hurdles associated with traditional multiplexed immunofluorescence (mIF) detection in FFPE tissue. Akoya’s Opal fluorescent dyes are included in each panel kit for high sensitivity detection; panels are compatible with our PhenoImager HT and PhenoImager Fusion systems for downstream imaging.
●	Opal and TSA-Based Detection Kits: Opal-based detection kits are optimized for reliable spectral unmixing and offer a variety of multiplexing options to anyone performing standard immunohistochemistry (IHC). Researchers using our Opal and TSA-based dyes can select antibodies at-will to develop and optimize assays for specific mIF detection needs. We provide detection reagents for both automated and manual staining, including single dye reagent packs and pre-kitted options for multiplexing. Additionally, we offer 2 Opal-based pre-optimized panels for tissue-specific biomarker detection in human FFPE lung cancer and melanoma tissues. Both the lung cancer and melanoma six-plex panels include six ready-to-use, clinically-relevant antibodies and are compatible with automated staining followed by imaging on the PhenoImager HT or PhenoImager Fusion instruments.
●	Essentials for Staining: Akoya offers high quality, stand-alone reagents which are essential for Opal mIF staining, including antigen retrieval buffers, antibody blocking buffers to reduce non-specific binding and secondary antibodies.

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

Suppliers and Manufacturing

We generally outsource the manufacturing of our instruments and certain of our reagents. We use one contract manufacturer to produce our PhenoImager and PhenoCycler instruments, and several suppliers to produce certain of our reagent kits and components. Additionally, we have made investments in our infrastructure to support strategic in-house manufacturing as it relates to our critical and high-complexity proprietary reagents. Our third-party manufacturers procure materials needed for the finished good production from many different suppliers, with some of those suppliers located in the US and others located outside the U.S. See “Risks Related to Our Business and Strategy — Our third-party manufacturers are dependent upon third-party suppliers, including single source suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.”

Distribution of our instruments to customers occurs from Akoya’s manufacturing facility in Marlborough, Massachusetts (the “Marlborough Facility”). We also manufacture one sub-assembly related to the PhenoImager instruments, and hold our instrument inventory at our Marlborough Facility.

Employees and Human Capital

As of December 31, 2024, we had 205 employees. None of our United States employees are represented by a labor union or covered under a collective bargaining agreement and we consider our relationship with our employees to be positive. We strive to be a values-driven employer of choice that attracts, retains, and inspires talented professionals to achieve their full potential. We aim to create an engaging work environment that embodies our core values of leadership, customer first mindset, innovation, efficiency and graciousness. We offer competitive compensation and benefits packages and, through efforts like our regular management development trainings, seek to attract, retain and develop qualified personnel.

Competition

The life sciences market is highly competitive. There are other companies, both established and early-stage, that have indicated that they are designing, manufacturing and marketing products for, among other things, tissue analysis, single-cell analysis and spatial analysis. These companies include 10x Genomics, Vizgen, BioTechne, Bruker, Miltenyi Biotec, and Standard BioTools, each of which has products that compete to varying degrees with some but not all of our product solutions, as well as a number of other emerging and established companies. Some of these companies may have substantially greater financial and other resources than us, including larger research and development staff or more established marketing and sales forces. Other competitors are in the process of developing novel technologies for the life sciences market which may lead to products that rival or replace our products.

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

Our ABS laboratory located in Marlborough, Massachusetts is CLIA certified. CLIA establishes rigorous quality standards for all laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment, or assessment, of health. Clinical laboratories must obtain a CLIA certificate based on the complexity of testing performed at the laboratory, such as a Certificate of Compliance for high-complexity testing. CLIA also mandates compliance with various operational, personnel, facilities administration, quality and proficiency requirements, intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. Compliance is subject to verification through inspections.

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

The first patent family generally covers the “CODEX 1” labeling technology in which an antibody conjugated to an oligonucleotide barcode binds to a target in a tissue sample, and extension of a primer hybridized to the barcode generates a molecular reporter that emits a detectable fluorescent signal. With respect to the CODEX 1 technology, as of December 31, 2024, the first patent family exclusively licensed from Stanford includes issued patents in the U.S., Europe including Germany, France, United Kingdom and Sweden, China, Japan, and Australia. These patent rights relate to methods and compositions covering CODEX 1 technology. We expect these patents to expire in 2034-2036.

The second patent family generally covers the “CODEX 2” labeling technology in which an antibody conjugated to an oligonucleotide binds to a target in a tissue sample, and a second oligonucleotide conjugated to a dye hybridizes to the first oligonucleotide to generate a fluorescent molecular reporter. With respect to the CODEX 2 technology, as of December 31, 2024, the second patent family exclusively licensed from Stanford includes issued patents in the U.S., Europe including Germany, France, United Kingdom and Sweden, China, Japan, and Australia. These patent rights relate to methods and compositions covering CODEX 2 technology. We expect these patents to expire in 2037.

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

The PhenoImager technology is embodied in the PhenoImager HT, and in the inForm Tissue software that is supplied as part of these systems and is also available independently.

Each of the above systems is a complex combination of imaging components, sample and reagent handling components, and proprietary software. Components of the foregoing technologies that are protected by specific issued U.S. and foreign utility patents as of December 31, 2024 include, but are not limited to:

●	software that performs classification of cells and other components of biological tissues and is protected by four owned U.S. patents expected to expire between 2026 and 2028, and owned patents in China, India and Europe expected to expire in 2026;
●	systems (including sample handling components) and software that perform dilute eosin staining and imaging of tissue samples and are protected by one owned U.S. patent expected to expire in 2032, and owned patents in Canada, Japan and Europe expected to expire in 2031;
●	imaging components and software that perform whole slide imaging of tissue samples and registration of multispectral whole-slide images and are protected by our owned U.S. patent expected to expire in 2034, and also by our owned patents in China and Europe expected to expire in 2034;
●	sample- and reagent-handling components, hardware control components, and software that performs pure spectrum determination for spectral unmixing of complex multispectral tissue images and are protected by one owned U.S. patent expected to expire in 2036, and also by owned patents in China and Europe expected to expire in 2035;

●	imaging components and software that performs RNA detection in tissue samples and are protected by an owned U.S. patent expected to expire in 2032;
●	software that performs real-time spectral unmixing of large multispectral images and is protected by two owned U.S. patents expected to expire between 2030 and 2031;
●	imaging components, hardware control components, and software that performs dynamic, spectrally-dependent adjustment of the imaging components for multispectral image acquisition and are protected by one owned U.S. patent expected to expire in 2030 and one owned European patent expected to expire in 2028;
●	software that identifies nuclear and non-nuclear regions in a tissue sample stained with two or more counterstains and is protected by one owned U.S. patent expected to expire in 2034;
●	software and hardware control components that perform illumination and measurement of samples in different combinations of illumination and emission bands to isolate contributions from multiple non-endogenous spectral contributors and background emission, which are protected by two owned U.S. patents and one owned patent in Japan, which are expected to expire in 2039;
●	methods and hardware components for dynamic, on-slide fluidic processing and interrogation of tissue samples, protected by one owned U.S. patent expected to expire in 2041;
●	compositions and methods for detecting analytes in a sample using enzyme-substrate reactions for amplification of fluorescence detection signals, protected by one reissued U.S. patent expected to expire in 2032, exclusively in-licensed from the University of Washington;
●	compositions and methods for detecting analytes in a sample using encoded affinity molecules and complementary encoded labeling molecules, protected by one reissued U.S. patent expected to expire in 2032, exclusively in-licensed from the University of Washington;
●	imaging components and software that performs spectral unmixing operations on multispectral tissue images to generate component images and are protected by six U.S. patents expected to expire between 2023 and 2026, and four patents in China and Europe expected to expire in 2023, all exclusively in-licensed from Revvity; and
●	software that decomposes multispectral images of tissue samples stained with an immunohistochemical stain, eosin, and a counterstain, determines a region of interest, and quantifies the immunohistochemical stain in the region of interest and is protected by one U.S. patent exclusively in-licensed from Revvity expected to expire in 2029.

We also control patent assets (owned issued U.S. and foreign patents, owned pending patent applications, and in-licensed patent assets from third parties) covering technologies developed internally that are tied to products in development or evaluation for possible commercialization. Some of these applications are not yet open to public inspection.

As of December 31, 2024, our active owned patent assets included approximately 22 issued U.S. patents, 15 pending U.S. patent applications, 56 granted patents in foreign jurisdictions (including Austria, Canada, China, the European Patent Office (the “EPO”), France, Germany, Ireland, India, Italy, Japan, Switzerland, and the United Kingdom), 29 pending patent applications in foreign jurisdictions and one pending Patent Cooperation Treaty application.

The subject matter covered by our owned patents and patent applications includes, but is not limited to, systems and methods for sample analysis and classification, methods for spectral unmixing of spectrally dense fluorescence signals, modules and systems for performing dynamic optical correction, methods for training machine classifiers, methods and systems for RNA detection, methods for visualizing and enhancing visualization of samples, methods for visualizing compartments within cells, systems and methods for whole-slide imaging, methods for automated adjustment of imaging systems, systems and methods for multiple-image registration, systems and methods for extraction of pure spectra from sample images, methods for specialized allocation of fluorescence bands within a detection window, systems for low-volume flow cell-based sample analysis, methods for enzyme-mediated amplification of detection signals, methods for detecting receptor-coding nucleic acid segments, methods for selective labeling of targets in samples, compositions and methods for selectively targeting certain analytes, imaging methods using nanobody probes, methods for RNA sequence identification and error correction, nucleic acid-based methods for signal amplification, methods and systems for focus determination in imaging systems, and methods for catalyzed deposition of anchoring reporters in tissue samples.

Excluding any potential patent term extension, our currently issued owned patents are expected to expire between 2026 and 2041. See “— Licenses” for more information regarding the agreements under which certain of our patents are licensed.

We also seek to protect our brands through registration of trademark rights. As of December 31, 2024, we owned approximately 14 registered trademarks in the United States, and 13 registered foreign trademarks. Our registered trademarks include The Spatial Biology Company, Motif, Akoya Biosciences, Opal, Vectra, Proxima, PhenoCycler, PhenoCode, and PhenoImager, and our logos for Akoya Biosciences and inForm.

To supplement protection of our brand, we have also registered several internet domain names.

See “Risk Factors — Risks Related to Intellectual Property” for more information regarding the risks relating to intellectual property.

Material Licenses

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

Risks Related to Our Business and Strategy

The Exchange Ratio is fixed and will not be adjusted in the event of any change in either Quanterix’s or Akoya’s stock price. Therefore, our stockholders cannot be sure of the value of the Merger Consideration they will receive.

Upon completion of the Merger, each issued and outstanding share of our common stock (other than shares held as of the Effective Time by Quanterix, Merger Sub, any direct or indirect wholly owned subsidiary of Quanterix or Akoya or by Akoya as treasury shares) will be converted into the right to receive the Merger Consideration, which is equal to 0.318 fully paid and nonassessable shares of Quanterix common stock and, if applicable, cash in lieu of fractional shares (subject to adjustments in the event of any stock split or similar change to the number of shares of Akoya common stock or Quanterix common stock issued and outstanding prior to the Effective Time as a result of certain events, as specified in the Merger Agreement). This Exchange Ratio was fixed in the Merger Agreement and will not be adjusted for changes in the market price of either Akoya common stock or Quanterix common stock. Changes in the market price of Quanterix common stock prior to completion of the Merger would affect the value of the Merger Consideration that Akoya stockholders will receive upon completion of the Merger.

It is impossible to accurately predict the market price of Quanterix common stock at the completion of the Merger and, therefore it is impossible to accurately predict the market value of the shares of Quanterix common stock that Akoya stockholders will receive in the Merger. The market price for Quanterix common stock may fluctuate both prior to the completion of the Merger and thereafter for a variety of reasons, including, among others, general market and economic conditions, the demand for Quanterix’s or Akoya’s products and services, changes in federal, state or local laws and regulations, changes in U.S. governmental regulation of the healthcare industry and other legal developments in the healthcare industry, other changes in Quanterix’s or Akoya’s respective businesses, operations, prospects and financial results of operations, market assessments of the likelihood that the Merger will be completed and/or the value that may be generated by the Merger, and the expected timing of the Merger and regulatory considerations. Many of these factors are beyond Quanterix’s and Akoya’s control and neither Akoya nor Quanterix are permitted to terminate the Merger Agreement solely due to a decline in the market price of a share of the common stock of the other party. As a result, the market value represented by the Exchange Ratio will also vary. Accordingly, at the time of the Akoya Special Meeting, Akoya stockholders will not know or be able to determine the market value of the Merger Consideration they would be entitled to receive upon completion of the Merger.

Upon completion of the Merger, Akoya stockholders will become holders of Quanterix common stock. The market price of the Quanterix common stock will continue to fluctuate, potentially significantly, following completion of the Merger, including for the reasons described above. As a result, former Akoya stockholders could lose some or all of the value of their investment in Quanterix common stock. In addition, any significant price or volume fluctuations in the stock market generally could have a material adverse effect on the market for, or liquidity of, the Quanterix common stock received in the Merger, regardless of the Combined Company’s actual operating performance.

The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms.

The Merger is subject to a number of conditions that must be satisfied (or waived, to the extent permitted), including (i) receipt of the approval by Quanterix stockholders; (ii) receipt of the approval by Akoya stockholders; (iii) the registration statement on Form S-4 has become effective under the Securities Act and not being the subject of any action by the SEC seeking a stop order; (iv) the waiting period applicable to the Merger under the HSR Act having expired or been terminated, any mandatory waiting period or required clearance, approval or consent applicable to the Merger under any other applicable competition or antitrust law having expired or been obtained (except where the failure to observe such waiting period or obtain a clearance, approval or consent would not have a material adverse effect), and each other clearance, approval or consent with respect to the Merger by any relevant governmental authority asserting jurisdiction under any other applicable antitrust law having been deemed to be cleared, approved or consented to under such other antitrust laws; (v) the absence of any order issued or entered, or any law enacted or promulgated, after the date of the Merger Agreement by any governmental body and having the effect of restraining, enjoining, making illegal or otherwise prohibiting the consummation of the Merger or the other transactions contemplated by the Merger Agreement; (vi) the submission by Quanterix to Nasdaq of a notification of shares of Quanterix common stock to be issued in connection with the Merger (including those to be reserved upon exercise of options to acquire shares of Akoya common stock and the settlement of restricted stock units in respect of shares of Akoya common stock) as contemplated by the Merger Agreement; (vii) subject to certain exceptions, the accuracy of the representations and warranties of the parties to the Merger Agreement; (viii) performance by each party of its respective obligations under the Merger Agreement; and (ix) the absence of a “Material Adverse Effect” (as defined in the Merger Agreement) with respect to each of Akoya and Quanterix. These conditions to the completion of the Merger, some of which are beyond the control of Quanterix and Akoya, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or not completed.

Generally, each party has incurred and will incur costs in connection with entering into the Merger Agreement and consummating the transactions contemplated thereby (many of which will be payable by each of the respective parties whether or not the Merger is completed). Additionally, either Quanterix or Akoya may terminate the Merger Agreement under certain circumstances, subject to the payment of a termination fee in certain cases.

The Merger Agreement provides that we will pay Quanterix a termination fee of $7 million and that Quanterix will pay us a termination fee of $9 million, each in certain circumstances. The termination fees contemplated by the Merger Agreement may have the effect of discouraging alternative transaction proposals involving Akoya or Quanterix.

Until the completion of the Merger or the termination of the Merger Agreement pursuant to its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to Akoya and/or our stockholders.

From and after the date of the Merger Agreement and prior to the completion of the Merger or the termination of the Merger Agreement pursuant to its terms, the Merger Agreement restricts us from taking specified actions without the consent of Quanterix and requires that the businesses of Akoya and its subsidiaries be conducted in the ordinary course, subject to certain exceptions. These restrictions may prevent us from taking actions during the pendency of the Merger that would have been beneficial. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in the completion of the Merger or termination of the Merger Agreement.

The Merger, and uncertainty regarding the Merger, may cause our customers, service providers, partners, vendors, suppliers and other business relationships to delay or defer decisions concerning our business and adversely affect our ability to effectively manage our business, which could adversely affect our business, operating results and financial position and, following the completion of the Merger, the Combined Company’s business, operating results and financial position.

The Merger will happen only if the stated conditions are met, including (i) receipt of the approval by Quanterix stockholders; (ii) receipt of the approval by Akoya stockholders; (iii) the registration statement on Form S-4 has become effective under the Securities Act and not being the subject of any action by the SEC seeking a stop order; (iv) the waiting period applicable to the Merger under the HSR Act having expired or been terminated, any mandatory waiting period or required clearance, approval or consent applicable to the Merger under any other applicable competition or antitrust law having expired or been obtained (except where the failure to observe such waiting period or obtain a clearance, approval or consent would not have a material adverse effect), and each other clearance, approval or consent with respect to the Merger by any relevant governmental authority asserting jurisdiction under any other applicable antitrust law having been deemed to be cleared, approved or consented to under such other antitrust laws; (v) the absence of any order issued or entered, or any law enacted or promulgated, after the date of the Merger Agreement by any governmental body and having the effect of restraining, enjoining, making illegal or otherwise prohibiting the consummation of the Merger or the other transactions contemplated by the Merger Agreement; (vi) the submission by Quanterix to Nasdaq of a notification of shares of Quanterix common stock to be issued in connection with the Merger (including those to be reserved upon exercise of options to acquire shares of Akoya common stock and the settlement of restricted stock units in respect of shares of Akoya common stock) as contemplated by the Merger Agreement; (vii) subject to certain exceptions, the accuracy of the representations and warranties of the parties to the Merger Agreement; (viii) performance by each party of its respective obligations under the Merger Agreement; and (ix) the absence of a “Material Adverse Effect” with respect to each of Akoya and Quanterix. Many of the conditions are beyond the control of Quanterix and Akoya, and both parties also have certain rights to terminate the Merger Agreement. Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty may cause existing or prospective customers, service providers, partners, vendors, suppliers and other business relationships to:

●	delay or defer other decisions concerning our business, including entering into contracts with us or making other decisions concerning our business or seek to change or cancel existing business relationships with us; or
●	otherwise seek to change the terms on which they do business with us.

Additionally, we are subject to certain restrictive covenants under the Merger Agreement during the pendency of the Merger that may (i) cause us to delay or defer other decisions including entering into contracts or arrangements with existing or prospective customers, service providers, partners, vendors, suppliers and other business relationships or (ii) inhibit our ability to take advantage of certain business opportunities or strategic initiatives. Any such disruptions such as delays or deferrals of those decisions or changes in existing agreements could adversely affect our business, operating results and financial position, whether the Merger is ultimately completed, and following the completion of the Merger, the Combined Company, including an adverse effect on the Combined Company’s ability to realize the anticipated synergies and other benefits of the Merger. The risk, and adverse effect, of any such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in our business, which could have an adverse effect on our business and financial results.

Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in our business, including by diverting the attention of our management and employee team, such as those involved in day-to-day operations, toward the completion of the Merger. In addition, we have diverted significant management resources in an effort to complete the Merger and are each subject to restrictions contained in the Merger Agreement on the conduct of their respective businesses. If the Merger is not completed, Quanterix and Akoya will have incurred significant costs, including the diversion of management resources, for which they will have received little or no benefit.

We may have difficulty attracting, motivating and retaining executives and other key employees in light of the potential Merger.

Uncertainty about the effect of the Merger on our employees may have an adverse effect on our business. This uncertainty may impair our ability to attract, retain and motivate key employees. Employee retention may be particularly challenging during the pendency of the Merger, as our employees may experience uncertainty about their future roles in the combined business. No assurance can be given that we will be able to attract or retain key employees to the same extent that we have been able to attract or retain teammates in the past.

If the Merger is not consummated, we may need to raise additional capital to service our debt obligations, fund our existing operations, improve our platform, expand our service offerings or develop and commercialize new products and technologies, or expand our operations.

As noted, our recurring operating losses, in addition to our accumulated deficit, has raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our becoming profitable in the future or our ability to obtain the necessary capital to meet our obligations and repay our liabilities when they become due. If we are unable to close our merger with Quanterix, we will have to seek additional equity or debt financing.

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

Future litigation against us, Quanterix, or the members of their respective boards could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger or otherwise negatively affect our business and operations.

It is possible that stockholder complaints, including securities-fraud class actions, demands for books and records, or other similar matters, may be filed by certain of our stockholders challenging the Merger. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If a plaintiff in any such lawsuits is successful in obtaining an injunction prohibiting the parties from completing the Merger, such injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated at all. Whether or not any such plaintiff’s claim is successful, this type of litigation can result in significant costs, including costs associated with the indemnification of obligations to our directors, and divert management’s attention and resources from the closing of the Merger and ongoing business activities, which could adversely affect our business, results of operations and financial condition.

We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We have incurred significant losses since our inception. For the years ended December 31, 2024 and 2023, we incurred net losses of $55.4 million and $63.3 million, respectively. As of December 31, 2024, we had an accumulated deficit of $285.4 million. Since our inception, we have financed our operations primarily from private placements of our convertible preferred stock, the incurrence of indebtedness, the sale of our common stock and revenue derived from our PhenoCycler and PhenoImager platforms. We have devoted substantially all of our resources to the development and commercialization of our PhenoCycler and PhenoImager platforms and complementary products and services and to research and development activities related to advancing and expanding our scientific and technological capabilities. We will need to generate significant additional revenue to achieve and sustain profitability and improve results of operations, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance.

Our Midcap Trust Term Loan contains financial covenants which we may be unable to meet and we may be required to repay the outstanding indebtedness in an event of default, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

On November 7, 2022, we entered into Amendment No. 3 (“Amendment No. 3”) to the Midcap Trust Term Loan, which permitted the draw of two additional tranches, each totaling $11.25 million, which were drawn on November 7, 2022 and December 22, 2023, respectively. The amendment also delayed the amortization start dates for the outstanding loan amounts from April 1, 2025 until December 1, 2025 (subject to further extension upon certain conditions), at which point we would be obligated to repay the principal amounts in equal monthly installments until the new maturity date of November 1, 2027, which was extended pursuant to Amendment No. 3. In addition, Amendment No. 3 amended the interest rate payable on the term loan to apply an interest rate equal to the SOFR rate (with a floor of 2.50%) plus 6.80%, and reset the call protection to begin as of November 7, 2025. Finally, Amendment No. 3 provided for a commitment fee of $74 thousand that was paid on November 7, 2022 on the new tranche amounts and an exit fee of 4.75%. Substantially all other terms and conditions, and covenants of the credit agreement remained unchanged.

In July 2024, we entered into Amendment No. 4 (“Amendment No. 4”) to the Midcap Trust Term Loan, which amended certain affirmative financial covenants.

In November 2024, we entered into Amendment No. 5 (“Amendment No. 5”) to the Midcap Trust Term Loan, effective as of September 30, 2024, which amends certain affirmative financial covenants. Amendment No. 5 also extends the interest only period from December 1, 2025 until March 1, 2026 (subject to further extension upon certain conditions), at which point we must repay the principal amounts in equal monthly installments until the maturity date of November 1, 2027. Finally, Amendment No. 5 increases the exit fee from 4.75% to 6.25%.

We have drawn $75.0 million as of December 31, 2024, subject to our compliance with the covenants contained in the Midcap Trust Term Loan. Based on our current operating plan, we do not expect to maintain compliance with our financial covenants at March 31, 2025. If we are unable to obtain a waiver, amendment or modification of these terms, we may breach certain financial covenants, and Midcap will have the right to accelerate outstanding amounts. In the event that Midcap accelerates the repayment of our indebtedness, we will not have sufficient cash on hand, absent a significant capital infusion, to satisfy such obligations and our business operations may be materially harmed.

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

We are permitted to make interest only payments on the Midcap Trust Term Loan through February 2026, at which time principal payments begin. However, we may be required to repay the outstanding indebtedness if an event of default occurs under the Midcap Trust Term Loan. An event of default will occur if, among other things, we fail to make required payments under the Midcap Trust Term Loan; we breach any of our covenants under the credit and security agreement, subject to specified cure periods with respect to certain breaches; the Lender determines that a material adverse change (as defined in the credit and security agreement) has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the third-party to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In such a case, we may be required to delay, limit, reduce or terminate our product development or operations or grant to others rights to develop and market products that we would otherwise prefer to develop and market ourselves. The Lender could also exercise its rights as secured lender to take possession of and to dispose of the collateral securing the Midcap Trust Term Loan, which collateral includes substantially all of our property. Our business, financial condition, results of operations and prospects could be materially adversely affected as a result of any of these events.

We have limited capital resources and will likely need additional funding before we are able to achieve profitability which raises substantial doubt regarding our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

Our recurring operating losses, in addition to our accumulated deficit, has raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our becoming profitable in the future or to obtain the necessary capital to meet our obligations and repay our liabilities when they become due. If we are unable to execute on our business plan and adequately fund operations, or if the business plan requires a level of spending in excess of cash resources, we will have to seek additional equity or debt financing. If additional financings are required from outside sources, we may not be able to raise capital on terms acceptable to us or at all. Our determination of substantial doubt as a going concern could materially limit our ability to raise additional funds through the issuance of equity securities or otherwise. There can be no assurance that we will ever become profitable or continue as a going concern.

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

We made our first commercial sale of PhenoCycler in the United States in January 2019, and we began selling PhenoImager instruments in October 2018 following our acquisition of this product line from PKI (subsequently known as Revvity). We currently generate the majority of our revenue from the sale of our PhenoCycler and PhenoImager platforms, reagents and instrument services. Direct sales of PhenoCycler and PhenoImager platforms and consumables together accounted for 64% and 69% of our revenue for the years ended December 31, 2024 and 2023, respectively. We expect that, for at least the foreseeable future, direct sales of our PhenoCycler and PhenoImager platforms and consumables will continue to account for a substantial portion of our revenue while we develop additional product and service offerings for our spatial biology platforms and increase our companion diagnostic partnerships. As technologies change in the future for research equipment in general and in spatial biology specifically, we will be expected to upgrade or adapt our products in order to keep up with the latest technology and there can be no assurance we will be able to do so. Our sales expectations are based in part on the assumption that our platforms will continue to gain market acceptance as spatial biology becomes more accepted which in turn will increase the associated purchases of our consumables. If sales of our platforms fail to materialize so will the related consumable sales and associated revenue. If our PhenoCycler and PhenoImager platforms fail to achieve sufficient market acceptance or sales of our consumables decrease, our revenue could be materially and adversely impacted.

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

The life sciences community is comprised of a small number of early adopters and key opinion leaders who significantly influence the rest of the community. The success of life sciences products is due, in large part, to acceptance by the scientific community and their adoption of certain products as best practice in the applicable field of research. The current system of academic and scientific research views publishing in a peer-reviewed journal as a measure of success. In such journal publications, the researchers will describe not only their discoveries, but also the methods and typically the products used to fuel such discoveries. Mentions in peer-reviewed journal publications is a good barometer for the general acceptance of our products as best practices. Ensuring that early adopters and key opinion leaders publish research involving the use of our products is critical to ensuring our products gain widespread acceptance and market growth. Continuing to maintain good relationships with such key opinion leaders is vital to growing our market. The number of times our products were mentioned in peer-reviewed publications has increased significantly in the last several years. During this time our revenue has also increased significantly. We cannot assure our stockholders that our products will continue to be mentioned in peer-reviewed articles with any frequency or that any new products that we introduce in the future will be mentioned in peer-reviewed articles. If too few researchers describe the use of our products, too many researchers shift to a competing product and publish research outlining their use of that product or too many researchers negatively describe the use of our products in publications, it may drive existing and potential customers away from our products, which could harm our operating results.

We generally recognize revenue from first-year warranty, extended warranty and service contracts over the contract term, and changes in sales of such contracts may not be immediately reflected in our operating results.

Our instruments are sold with a twelve-month warranty. We offer our customers the option to purchase extended warranty and service programs for regular system maintenance and system optimization on a fixed fee basis. We generally recognize revenue from our first-year warranty, extended warranty and service contracts ratably over the contract term, which is typically twelve months, which could in some cases be subject to an early termination right. Revenue from our first-year warranty, extended warranty and service contracts accounted for 14% and 11% of our revenue for the years ended December 31, 2024 and 2023, respectively. A portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to extended warranty and service contracts entered into during previous quarters. Consequently, a decline in new or renewed extended warranty and service contracts by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Our customers include biopharmaceutical companies and academic and clinical institutions. Many factors, including public policy spending priorities, available resources and internal budgets and product and economic cycles, including inflationary pressures, have a significant effect on the capital spending policies of these entities. Fluctuations in the research and development budgets of our customers could have a significant effect on the demand for our products and services. Our customers determine their research and development budgets based on several factors, including the need to develop new products, continued availability of governmental and other funding, competition and the general availability of resources. Disruptions at these customers, including, for example, as a result of the freeze on federal funding announced in January 2025 and other restrictions, such as personnel reductions at agencies such as the FDA, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies or may slow or stall planned or ongoing research. If their research and development budgets are reduced, the impact could adversely affect our business, financial condition, results of operations and prospects.

If we are unable to support demand for the PhenoCycler and PhenoImager platforms and consumables, and for our future product offerings, including ensuring that we have adequate capacity to meet increased demand, or if we are unable to successfully manage our anticipated growth, our business could suffer.

As the number of customers using our PhenoCycler and PhenoImager platforms and consumables grows and our volume of installed instruments increases, we will need to continue to increase our capacity for customer service and support and for billing and general process improvements and to expand our internal quality assurance programs. We will also need to purchase additional equipment, some of which can take several months or more to procure, set up and validate, and increase our personnel levels to meet increased demand. Additionally, we will need to purchase additional raw materials in order to meet demand and our third-party manufacturers will be required to accommodate larger orders from us. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities or process enhancements will be successfully implemented, that needed raw materials will be available in the timeframe required, that our third-party manufacturers will have sufficient manufacturing capacity or that we will have adequate space, including in our laboratory and in-house manufacturing facilities, to accommodate such increase in demand.

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

The market for spatial biology products is new and evolving, making it difficult to predict with any accuracy the sizes of the markets for our current and future solutions. Our estimates of the annual TAM for our current and future solutions are based on a number of internal and third-party estimates and assumptions. In particular, our estimates are based on our expectations that: (a) researchers in the market for certain life sciences research tools and technologies will view our solutions as competitive alternatives to, or better options than, such existing tools and technologies; and (b) researchers who already own such existing tools and technologies will recognize the ability of our solutions to complement, enhance and enable new applications of their current tools and technologies and find the value proposition offered by our solutions convincing enough to purchase our solutions in addition to the tools and technologies they already own. Underlying each of these expectations are a number of estimates and assumptions, including the assumption that government or other sources of funding will continue to be available to life sciences researchers at times and in amounts necessary to allow them to purchase our solutions. The freeze on federal funding announced in January 2025, while later reversed, and other restrictions may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies or may slow or stall planned or ongoing research, which would negatively impact these assumptions.

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

We face significant competition in our market. We currently compete with both established and early stage life sciences technology companies that design, manufacture and market products and software for, among other applications, genomics, tissue analysis, spatial analysis and immunology, and/or provide services related to the same. Growing understanding of the importance of spatial biology information is leading to more companies offering services related to collecting such information. Potential competitors within our space include 10x Genomics, Vizgen, BioTechne, Bruker, Miltenyi Biotec, and Standard BioTools, among others. In addition, our customers may also elect to develop their workflows on legacy systems rather than our platforms and may decide to stop using our platforms.

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

Developing and launching new products and services and innovating and improving our existing products and services have required us to hire and retain additional scientific, engineering, sales and marketing, legal, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced headcount growth since our inception in 2015 with 205 employees as of December 31, 2024. As we have grown, our employees have become more geographically dispersed. We currently serve customers located in more than 40 countries and we may expand to new international jurisdictions as part of our growth strategy, which would lead to increased dispersion of our employees, including sales employees and employees who are in our service and support groups. Our management and other personnel devote a substantial amount of time towards maintaining compliance with the requirements of being a public company. We may also face challenges integrating, developing and motivating our employee base.

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

In the ordinary course of our business, we collect and store information, including personal information, intellectual property and proprietary business information that we own or control or have an obligation to protect. For example, we collect and store research and development information, employee data, commercial information, customer information, business and financial information, and payment card data. We and our service providers, including security and infrastructure vendors, manage and maintain our applications and data using a combination of on-site systems and cloud-

based data centers. We face a number of risks related to protecting critical information and our applications, including inappropriate use or disclosure, unauthorized access or acquisition, or inappropriate modification of, critical information. We also face the risk of being unable to access our critical information, applications, or systems due to actual or threats of ransomware, unauthorized encryption, or other malicious activity. We face the risk of our being unable to adequately monitor and audit and modify our controls over our critical information and applications. These risks extend to third-party service providers and subcontractors we use to assist us in managing our information or otherwise process it on our behalf. The secure processing, storage, maintenance and transmission of our critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information.

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

Public health crises have caused and could cause disruptions to the development of our platform technologies and products and business interruptions, and adversely impact our business, financial condition and results of operations.

Public health crises, may disrupt our or our customers operations, including as a result of laboratory closures, travel restrictions and/or business shutdowns, uncertainty in the financial markets or other harm to their business and financial results. These disruptions have in the past and could in the future cause reduced capital spend by our existing customers and potential new customers, which has in the past and could in the future negatively impact our instrument and consumables sales and sales of services. Disruptions from public health crises like COVID-19 could result in further reductions to capital expenditure budgets, delayed purchasing decisions, longer sales cycles, extended payment terms or missed payments, and postponed or canceled projects, any of which would negatively impact our business and operating results, including sales and cash flows.

Risks Related to Manufacturing and Supply

We outsource to a limited number of third-party manufacturers who are dependent upon third-party suppliers, including single source suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

Our instruments and reagents contain components that are currently manufactured by a single supplier or a limited number of suppliers. For instance, we use one contract manufacturer to produce our PhenoImager and PhenoCycler instruments, and a second to produce certain of our reagent kits. Our third-party manufacturers are also dependent upon third-party suppliers, including in some instances single source suppliers. In many of these cases, we and our third-party manufacturers have not yet engaged alternate suppliers and rely upon purchase orders, rather than long-term supply agreements. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our instruments and reagents unless and until new sources of supply are identified and qualified. Our reliance on these third-party manufacturers and third-party suppliers subjects us to a number of risks that could harm our business, including:

●	interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;
●	trade disputes or other political or economic conditions, including any global macroeconomic impact resulting from the Russia-Ukraine conflict and the conflict in Israel and the Gaza Strip;
●	interruption of or insufficient supply resulting from labor strikes, work stoppages, infectious disease, epidemics or pandemics, political or regulatory prohibition, unrest, acts of terrorism or other interruptions in production and transportation systems;
●	delays in product shipments resulting from uncorrected defects, quality or reliability issues, or a supplier’s variation in a component;
●	a lack of long-term supply arrangements for key components with our suppliers;
●	inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;
●	difficulty and cost associated with locating and qualifying alternative suppliers for our components in a timely manner;
●	a modification or change in a manufacturing process or part that unknowingly or unintentionally negatively impacts the operation of our systems;
●	production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;

●	delay in delivery due to our suppliers prioritizing other customer orders over ours;
●	damage to our brand reputation caused by defective components produced by our suppliers;
●	increased cost of our warranty program due to product repair or replacement based upon defects in components produced by our suppliers; and
●	fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

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

We engage with two different third parties to manufacture our instruments and reagents. One such third-party manufacturer manufactures PhenoCycler and PhenoImager instruments and the other third-party manufactures certain of our reagent kits. In addition, the third party instrument manufacturers we rely on source certain key parts from other various parties. We do not have any control over the process or timing of the acquisition or manufacture of materials by our third-party manufacturers, and cannot ensure that they will deliver to us the finished goods we order on time, or at all. If the operations of our third-party manufacturers are interrupted, cease, or if they are unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer orders or to service or repair instruments at current customer sites. Any change to another contract manufacturer, even if ultimately consummated, would likely entail significant delay, require us to devote substantial time and resources, result in additional costs, and could involve a period in which our systems could not be produced in a timely or consistently high-quality manner, any of which could harm our reputation and business, and frustrate our customers and cause them to turn to our competitors. Additionally, we may be unable to enter into agreements with another contract manufacturer on commercially reasonable terms or at all, which could have a material adverse impact on our business.

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

RUO products belong to a separate regulatory classification under a long-standing FDA regulation. From an FDA perspective, products that are intended for research use only and are labeled as RUO are exempt from certain FDA regulatory controls of in vitro diagnostic devices for clinical use, and are therefore not subject to those specific regulatory requirements. RUO products may be used or distributed for research use without first obtaining FDA clearance, authorization or approval. The products must bear the statement: “For Research Use Only. Not for Use in Diagnostic Procedures.” RUO products cannot make any claims related to safety, effectiveness or diagnostic utility, and they cannot be intended for human clinical diagnostic use. Accordingly, a product labeled RUO but intended or promoted for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDCA and subject to FDA enforcement action. The FDA will consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed and to whom, when determining its intended use. If the FDA disagrees with our RUO status for our product, we may be subject to FDA enforcement activities, including, without limitation, requiring us to seek clearance, authorization or approval for our products.

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

We are a covered entity under the Health Insurance Portability and Accountability Act (“HIPAA”) as an employer that sponsors a group health plan for its employees. Therefore, the HIPAA Privacy, Security and Breach Notification Rules apply to our group health plan. The HIPAA privacy regulations govern the use and disclosure of protected health information by covered healthcare providers, as well as health insurance plans. They also set forth certain rights that an individual has with respect to his or her protected health information maintained by a covered plan, including the right to access or amend certain records containing protected health information or to request restrictions on the use or disclosure of protected health information. The HIPAA security regulations establish requirements for safeguarding the confidentiality, integrity and availability of protected health information that is transmitted or stored both physically and electronically. A covered entity must also notify HHS and each affected individual of a breach of unsecured protected health information. If the breach involves more than 500 individuals in a particular jurisdiction, a covered entity must also notify prominent media outlets serving the jurisdiction. HIPAA violations are subject to civil and criminal penalties.

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

Diagnostic products are regulated as medical devices by the FDA and comparable international agencies and may require either clearance from the FDA following the 510(k) pre-market notification process or pre-market approval from the FDA, in each case prior to marketing. For instance, the OncoSignature® test we are co-developing with Acrivon Therapeutics will require pre-market approval by the FDA prior to commercialization. Obtaining the requisite regulatory clearances or approvals can be expensive and may involve considerable delay in our ability to commercialize our products and services. For example, we may in the future perform commercial clinical testing which would subject us to much more extensive regulation under FDA law, CMS/CLIA regulations and state laboratory requirements. None of our products are currently offered to customers as medical devices, however, if our products labeled as RUO are used, or could be used, for the diagnosis of disease, the regulatory requirements related to marketing, selling and supporting such products could change or be uncertain, even if such use by our customers is without our consent.

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

We are subject to the FCPA, which among other things prohibits companies and their intermediaries from making payments in violation of law to non- U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. We have engaged independent distributors in the past and currently use independent distributors to sell our platforms and instruments outside of the United States. Our reliance on independent distributors to sell the PhenoCycler and PhenoImager platforms and complementary products and services internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents and we could be held responsible for their actions. Other U.S. companies in the life sciences field have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with these individuals. In February 2025, President Trump signed an executive order pausing all future investigations and enforcement actions under the FCPA for at least 180 days until the attorney general issues revised FCPA enforcement guidance. Due to the changing nature of the regulatory environment and uncertainty about the priorities and direction of the U.S. presidential administration, we cannot be certain if or how the Department of Justice’s enforcement of the FCPA will change or impact our business.

We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery, and the People’s Republic of China anti -bribery laws, including the PRC Anti-Unfair Competition Law which was last amended in 2019 (with a draft revision proposed in December 2024), and the PRC Criminal Law which was last amended in 2023. These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees and could result in a material adverse effect on our business, financial condition, results of operations and prospects. We could also suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures.

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

Unfavorable global economic conditions, political instability and geopolitical events could adversely affect our business, financial condition, stock price, and results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in the U.S. federal policy that affect the geopolitical landscape. The global credit and financial markets have also generally experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates, inflation and macroeconomic uncertainties), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability, global supply chain disruptions, and increases in unemployment rates. There can be no assurance that further deterioration in credit and financial markets and disruptions, and increases in unemployment rates. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for our products and in our ability to raise additional capital when needed on acceptable terms, if at all.

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of political uncertainty, including military conflicts, such as the ongoing conflicts between Russia and Ukraine, and Israel and Hamas, terrorism, or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Additionally, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There has also been proposed U.S. legislation that may restrict the ability of U.S. biotechnology companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We continue to assess the legislation as it develops to determine whether it could have an effect on our contractual relationships. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Furthermore, any disruptions to our supply chain as a result of unfavorable global economic conditions, including due to geopolitical conflicts or public health crises, could negatively impact the timely execution of our ongoing and future clinical trials. In addition, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.

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

Our current license agreements impose, and future agreements may impose, various diligence, commercialization, milestone payment, royalty, insurance and other obligations on us and require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. If we fail to comply with these obligations, our licensors may have the right to terminate our license, in which event we would not be able to further develop or market the affected products. For example, our license agreement with Stanford imposes various due diligence, development and commercialization obligations, milestone payments, royalties and other obligations on us with respect to our PhenoCycler platform.

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

In addition, we may need or desire to obtain additional licenses from our existing licensors and others to advance our research or allow commercialization of potential products we may develop. In addition, third parties may allege that we require a license to their intellectual property rights to use our software and technology in connection with the exploitation of our products. It is possible that we may be unable to obtain needed or desired additional licenses at a reasonable cost or on reasonable terms, if at all. In such an event, we may be required to expend significant time and resources to redesign our technology, potential products, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be liable for damages, which may be significant, and we may be unable to develop or commercialize the affected technology or potential products, or face greater risk in the development or commercialization of such technologies and potential products, which would significantly harm our business, financial condition, results of operations and prospects. We cannot provide any assurances that third-party patents and other intellectual property rights do not exist which might be enforced against our current technology, manufacturing methods, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant. Even if we are able to obtain such additional licenses, they may be non-exclusive thereby giving our competitors and other third parties access to the same technology licensed to us.

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

Our success will depend in part on the ability of our licensors to obtain, maintain, protect and enforce patent protection for our licensed intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications licensed to us. If we or our licensors fail to adequately protect our licensed intellectual property, our ability to commercialize our current or potential products and technology could suffer. In addition, we may not have the right to control the maintenance, prosecution, preparation, filing, enforcement, defense and litigation of patents and patent applications that we license from other third parties. For example, in our agreement with Revvity, we do not maintain control over the prosecution and maintenance of the licensed patents. We thus cannot be certain that activities such as the maintenance and prosecution by our licensors have been or will be conducted consistent with our best interests or in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. It is possible that our licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests. If our licensors fail to maintain such patents or patent applications, determine not to pursue litigation against other companies that are infringing these patents, pursue litigation less aggressively than we would, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any current or future product or potential products that are the subject of such licensed rights and our right to exclude third parties from commercializing competing products could be adversely affected. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The market price of our common stock is highly volatile and may fluctuate substantially due to many factors, including:

●	actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
●	the introduction of new products, product enhancements or services by us or others in our industry;
●	variances in our product and system reliability;
●	overall conditions in our industry and the markets in which we operate;
●	disputes or other developments with respect to our or others’ intellectual property or proprietary rights;
●	actual or anticipated changes in our operating results or growth rate as a result of our competitors’ operating results;
●	our ability to develop, obtain any required regulatory clearance or approval for, and market new and enhanced products on a timely basis;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	product liability claims or other litigation;
●	announcement or expectation of additional financing effort or other material news, including announcements regarding a merger, acquisition or other change in control of us, such as our proposed merger with Quanterix;
●	sales of our common stock by us or our stockholders;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	media exposure of our products or of those of others in our industry;
●	changes in applicable governmental regulations or in the status of our regulatory approvals or applications;
●	changes in earnings estimates or recommendations by securities analysts; and
●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Our officers, directors and principal stockholders each holding more than 10% of our common stock, collectively control approximately 46.5% of our outstanding common stock as of December 31, 2024. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

●	we will indemnify our directors and officers to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
●	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
●	we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers will undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
●	the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons;
●	we are required to purchase a pre-paid “tail policy” indemnifying our directors and officers for a period of six years following a change in control; and
●	we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees, and agents.

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

Our Vice President, IT has served in various roles in information technology and information security for over 25 years, including serving as the Vice President, IT of two public companies. He holds a Masters in Cybersecurity and Data Assurance and has attained the professional certifications of Certified Information Security Manager (“CISM”) and Certified Data Privacy Solutions Engineer (“CDPSE”). Our Vice President, IT and the Company’s CEO, CFO and Chief Legal Officer each have extensive experience managing the risks associated with cybersecurity threats at the Company and at similar companies.

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

In accordance with criteria set forth in our cybersecurity incident response plan, our Vice President, IT or a delegate thereof informs our Chief Legal Officer and other members of senior management of cybersecurity incidents that may be material pursuant to escalation criteria set forth in our cybersecurity incident response plan and related processes.

Item 2. Properties

Our corporate headquarters are located in Marlborough, Massachusetts, where we house administrative and R&D activities, as well as our CLIA laboratory. We have another facility in Marlborough, Massachusetts, which houses additional administrative and R&D facilities as well as our manufacturing and distribution center. In the first quarter of 2024, we ceased use of our leased facility in Menlo Park, California, and currently sublease a portion of this facility. As of December 31, 2024, our facilities in the aggregate consist of approximately 78,347 square feet of space under leases expiring between September 1, 2026 and March 1, 2030. We do not own any real property and believe that our current facilities are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

Holders of Our Common Stock

As of March 7, 2025, there were approximately 24 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers or held by other “nominees.” The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in an amendment to this Annual Report on Form 10-K to be filed with the SEC on or before April 30, 2025.

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

For the years ended December 31, 2024 and 2023, revenue from North America accounted for approximately 62% and 60% of our revenue, respectively.

We generally outsource the manufacturing of our instruments and certain of our reagents. Design work and prototyping are performed in-house before pilot manufacturing and production are outsourced to third-party contract manufacturers. We use one contract manufacturer to produce our PhenoImager and PhenoCycler instruments, and several suppliers to produce certain of our reagent kits and components. Additionally, we have made investments in our infrastructure to support strategic in-house manufacturing as it relates to our critical and high-complexity proprietary reagents. The contract manufacturers of our systems and reagent kits are located in the United States and Asia. Certain of our suppliers of components and materials are single source suppliers.

As of the date of this Annual Report on Form 10-K, we have financed our operations primarily from the issuance and sale of our equity securities, borrowings under our long-term debt agreement, and revenue from our commercial operations. We have incurred net losses in each year since our inception in 2015. Our net losses were $55.4 million and $63.3 million for the years ended December 31, 2024 and 2023, respectively. We expect to continue to incur operating losses for the foreseeable future. Additionally, in the event that the Merger with Quanterix is not consummated, based on our current operating plan, we do not expect to maintain compliance with our financial covenants at March 31,

2025, under the Midcap Trust Term Loan. In such event, we would intend to seek a waiver, refinance the outstanding borrowings or otherwise mitigate these concerns with Midcap Financial Trust or another lender. There can be no assurance that a waiver will be granted or that we will be able to refinance the amounts outstanding, and in such an event, the lender may exercise any and all of its rights and remedies provided for under the Midcap Trust Term Loan. As a result of these uncertainties, there is substantial doubt about our ability to continue as a going concern for the next twelve months. However, we plan to continue to grow our business while improving results of operations in an effort to achieve cash flow positivity, as we:

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

Our ability to drive incremental pull through

We believe that expansion of our installed base to new and existing customers will drive an increase in our recurring reagent and instrument service revenue. In addition, as our research and development team identifies and launches new applications and biomarker targets, we expect to increase incremental pull through on our existing and new instrument installed base. Recurring revenue was 49% and 36% for the years ended December 31, 2024 and 2023, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our installed base expands, we expect recurring revenue on an absolute basis to increase and become an increasingly important contributor to our revenue.

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

During the years ended December 31, 2024 and 2023, our instrument placements were as follows:

	Year ended
	December 31,
	2024	2023
Instrument Placements:	147	249

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

Components of results of operations

Revenue

Product Revenue

We generate product revenue from the sale of our instruments, consumables and software products. Instrument sales accounted for 45% and 62% of product revenue for the years ended December 31, 2024 and 2023, respectively. Consumables revenue accounted for 53% and 36% of product revenue for the years ended December 31, 2024 and 2023, respectively.

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

Cost of Goods Sold, Gross Profit and Gross Margin

Product cost of revenue primarily consists of costs for finished goods (both instruments and reagents) produced by our contract manufacturers or in house, and associated freight, shipping and handling costs for products shipped to customers, salaries and other personnel costs, and other direct costs related to those sales recognized as product revenue in the period. Cost of goods sold for services and other revenue primarily consists of salaries and other personnel costs, travel related to services provided, costs of servicing equipment at customer sites, and all personnel and related costs for our laboratory services operation.

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

Gross profit was $47.9 million compared to $56.3 million for the years ended December 31, 2024 and 2023, respectively.

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

Results of operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in the Annual Report on Form 10-K. The following tables set forth our results of operations for the periods presented:

	Year ended
	December 31,
($ in thousands)	2024	2023
Product revenue	$53,027	$67,410
Service and other revenue	28,645	29,223
Total revenue	81,672	96,633
Cost of goods sold:
Cost of product revenue	22,039	25,778
Cost of service and other revenue	11,755	14,550
Total cost of goods sold	33,794	40,328
Gross profit	47,878	56,305
Operating expenses:
Selling, general and administrative	69,317	87,363
Research and development	19,745	24,974
Change in fair value of contingent consideration	(512)	1,636
Impairment	2,971	—
Restructuring	3,087	—
Total operating expenses	94,608	113,973
Loss from operations	(46,730)	(57,668)
Other income (expense):
Interest expense	(10,429)	(8,761)
Interest income	2,506	3,489
Other expense, net	(566)	(343)
Loss before provision for income taxes	(55,219)	(63,283)
Provision for income taxes	(146)	(40)
Net loss	$(55,365)	$(63,323)

Comparison of the years ended December 31, 2024 and 2023

Revenue

	Year ended
	December 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Product revenue	$53,027	$67,410	$(14,383)	(21)%
Service and other revenue	28,645	29,223	(578)	(2)%
Total revenue	$81,672	$96,633	$(14,961)	(15)%

Product revenue decreased by $14.4 million, or 21%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was primarily driven by a $18.3 million decrease in instrument revenue resulting from 147 new system placements during the year ended December 31, 2024, compared to 249 new system placements for the year ended December 31, 2023, offset by a $4.1 million increase in consumable revenue resulting from a larger installed base of 1,330 systems as of December 31, 2024, as compared to 1,183 systems as of December 31, 2023.

Service and other revenue decreased by $0.6 million, or 2%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was primarily due to a decrease relating to lab services revenue, partially offset by increases in revenue generated from companion diagnostic development, and other immaterial changes.

Cost of Goods Sold, Gross Profit and Gross Margin

	Year ended
	December 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Cost of product revenue	$22,039	$25,778	$(3,739)	(15)%
Cost of service and other revenue	11,755	14,550	(2,795)	(19)%
Total cost of goods sold	$33,794	$40,328	$(6,534)	(16)%
Gross profit	$47,878	$56,305	$(8,427)	(15)%
Gross margin	59%	58%

Cost of product revenue decreased by $3.7 million, or 15%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease in cost of product revenue was primarily driven by a decrease in costs associated with decreased instrument sales, offset by costs associated with increased reagents sales. Cost of service and other revenue decreased by $2.8 million, or 19%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease in cost of service and other revenue was primarily driven by the workforce reductions that we executed in January and July of 2024.

Gross profit decreased by $8.4 million, or 15%, and gross margin increased by 1% for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease in gross profit was primarily due to a decrease in instrument sales, offset by increased reagents sales. The increase in gross margin was primarily driven by operational efficiencies from in-house reagent manufacturing and product mix.

Operating Expenses

Selling, General and Administrative

	Year ended
	December 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Selling, general and administrative	$69,317	$87,363	$(18,046)	(21)%

Selling, general and administrative expense decreased by $18.0 million, or 21%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was primarily due to a $12.9 million decrease in personnel-related expenses, primarily due to the workforce reductions in January of 2024, and July of 2024, a $1.9 million decrease in professional fees, and other related fees such as legal, consulting, and IT, a $1.2 million decrease in recruiting, training, conferences, and travel and expenses, and a $1.2 million decrease in rent, net of sublease income, offset by a $0.9 million charge to our allowance for credit losses, and other immaterial changes.

Research and development

	Year ended
	December 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Research and development	$19,745	$24,974	$(5,229)	(21)%

Research and development expense decreased by $5.2 million, or 21%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was primarily due to a $5.1 million decrease in personnel-related expenses, primarily due to the workforce reductions in January of 2024, and July of 2024, and other immaterial changes.

Change in fair value of contingent consideration

	Year ended
	December 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Change in fair value of contingent consideration	$(512)	$1,636	$(2,148)	(131)%

Change in fair value of contingent consideration was a $0.5 million gain for the year ended December 31, 2024, compared to a $1.6 million loss for the year ended December 31, 2023. The change in fair value of $2.1 million, or 131%, was due to current period remeasurement.

Impairment

	Year ended
	December 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Impairment	$2,971	$—	$2,971	100%

Impairment increased by $3.0 million, or 100% for the year ended December 31, 2024, compared to the year ended December 31, 2023, due to impairment charges to our right-of-use assets and property and equipment associated with exiting our Menlo Park, California facilities in the first quarter of 2024.

Restructuring

	Year ended
	December 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Restructuring	$3,087	$—	$3,087	100%

Restructuring increased by $3.1 million, or 100% for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily associated with our workforce reductions that we executed in January and July of 2024.

Interest expense

	Year ended
	December 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Interest expense	$10,429	$8,761	$1,668	19%

Interest expense increased by $1.7 million, or 19%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to the $11.3 million draw of our remaining debt capacity in December of 2023, or higher debt levels for the year ended December 31, 2024 as compared to the year ended December 31, 2023, as well as increased accretion of the final payment fee due to the rate increase from 4.75% to 6.25% in connection with Amendment No. 5 to the MidCap Trust Term Loan as of September 30, 2024.

Interest income

	Year ended
	December 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Interest income	$2,506	$3,489	$(983)	(28)%

Interest income decreased by $1.0 million, or 28%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, due to decreased levels of cash, cash equivalents, and marketable securities as of December 31, 2024 as compared to December 31, 2023.

Other expense, net

	Year ended
	December 31,		Change
($ in thousands, except percentages)	2024	2023	Amount	%
Other expense, net	$566	$343	$223	65%

Other expense, net increased by $0.2 million, or 65% for the year ended December 31, 2024, compared to the year ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2024, we had approximately $35.0 million in cash, cash equivalents, and marketable securities.

Since our inception, we have experienced losses and negative cash flows from operations, and we incurred a consolidated net loss of $55.4 million for the year ended December 31, 2024 and had an accumulated deficit of $285.4 million as of December 31, 2024. We have historically relied on equity financings and borrowings under our credit facility to fund our operations to date. We may in the future sell shares of our common stock, including pursuant to the Equity Distribution Agreement to help fund our operations. We expect to continue to incur operating losses in the foreseeable future. However, we plan to focus on improving results of operations in an effort to achieve cash flow positivity. There can be no assurance that additional financings will be available to us or that we will become profitable.

As discussed in Note 19 – Subsequent events in our consolidated financial statements, in January of 2025, we entered into an Agreement and Plan of Merger with Quanterix Corporation (the “Merger Agreement” or the “Merger”), which is not yet consummated as of the date of the filing of this Annual Report. In the event that the Merger is not consummated, based on our current operating plan, we do not expect to maintain compliance with our financial covenants at March 31, 2025, under our Midcap Trust Term Loan. In such event, we would intend to seek a waiver, refinance the outstanding borrowings or otherwise mitigate these concerns with Midcap Financial Trust or another lender. There can be no assurance that a waiver will be granted or that we will be able to refinance the amounts outstanding, and in such an event, the lender may exercise any and all of its rights and remedies provided for under the Midcap Trust Term loan.

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

Sources of Liquidity

Since our inception, we have financed our operations primarily from the issuance and sale of our equity securities, borrowings under long-term debt agreements, and revenue from our commercial operations. In April 2021, we raised $138.6 million in net proceeds through the sale of common stock from our IPO, after deducting the underwriter discounts and commissions and offering expenses of $12.8 million. As described further in Note 9 – Stockholders’ equity to our consolidated financial statements in this Annual Report on Form 10-K, in June 2023, we completed a follow-on public offering of our common stock pursuant to which we raised approximately $47.8 million in net proceeds, after deducting the underwriting discounts and commissions and offering expenses.

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

In November 2024, we entered into Amendment No. 5 to the Midcap Trust Term Loan, effective as of September 30, 2024, which amends certain affirmative financial covenants. Amendment No. 5 also extends the interest only period from December 1, 2025 until March 1, 2026 (subject to further extension upon certain conditions), at which point we must repay the principal amounts in equal monthly installments until the maturity date of November 1, 2027. Finally, Amendment No. 5 increases the exit fee from 4.75% to 6.25%.

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

We were in compliance with all covenants under the Midcap Trust Term Loan, as amended through Amendment No. 5, as of December 31, 2024.

At-the-Market Offering

On November 7, 2022, we entered into the Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler”) with respect to an at-the-market (“ATM”) offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million through Piper Sandler as our sales agent. As of December 31, 2024 and 2023, we have not sold any shares of common stock under the ATM program.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Year ended
	December 31,
($ in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(44,103)	$(50,899)
Investing activities	(24,051)	3,347
Financing activities	(3,205)	56,844
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(71,359)	$9,292

Operating activities

Net cash used in operating activities decreased by $6.8 million to $44.1 million in the year ended December 31, 2024 compared to $50.9 million in the year ended December 31, 2023.

Net cash used in operating activities for the year ended December 31, 2024 consisted of a net loss of $55.4 million and a change in our net operating assets and liabilities of $13.9 million, offset by non-cash charges of $25.1 million. The change in our net operating assets and liabilities was primarily due to increased inventory levels of $9.9 million, primarily due to lower than planned product revenue, decreases in accounts payable, accrued expenses and other liabilities of $4.3 million, decreases in operating lease liabilities of $2.3 million, and decreases in deferred revenue of $0.3 million, offset by decreases in accounts receivable of $2.3 million, and a $0.5 million decrease in prepaid expenses and other assets. Non-cash charges primarily consisted of $9.3 million of stock-based compensation expense, $7.7 million of depreciation and amortization, a $3.5 million provision for excess and obsolete inventories, primarily due to a $2.0 million charge related to obsolete inventory associated with the Mantra 2 Quantitative Pathology Workstation and the Vectra 3 Automated Quantitative Pathology Imaging System, a legacy product line which was discontinued in the first quarter of 2024, $3.0 million of impairment expense, decreases in operating lease right of use assets of $2.0 million, $0.9 million in credit losses for accounts receivable, and $0.9 million of non-cash interest expense, offset by $1.7 million in accretion of marketable securities and a $0.5 million change in fair value of contingent consideration.

Net cash used in operating activities for the year ended December 31, 2023 consisted of a net loss of $63.3 million and a change in our net operating assets and liabilities of $14.5 million, offset by non-cash charges of $26.9 million. The change in our net operating assets and liabilities was due to increases in accounts receivable of $7.3 million, increased inventory levels of $6.3 million, decreases in operating lease liabilities of $2.3 million, and decreases in accounts payable, accrued expenses and other liabilities of $2.3 million, offset by decreases in prepaid expenses and other assets of $2.3 million, and increases in deferred revenue of $1.5 million. Non-cash charges primarily consisted of $10.4 million of stock-based compensation expense, $8.9 million of depreciation and amortization, a $2.8 million adjustment for excess and obsolete inventories, decreases in operating lease right of use assets of $2.4 million, a $1.6 million change in fair value of contingent consideration, and $0.7 million of non-cash interest expense.

Investing activities

Net cash used in investing activities was $24.1 million for the year ended December 31, 2024 compared to net cash provided by investing activities of $3.3 million during the year ended December 31, 2023.

Net cash used in investing activities for the year ended December 31, 2024 was driven by purchases of marketable securities of $104.3 million and purchases of property and equipment of $2.5 million, offset by $70.8 million in maturities of marketable securities and $11.9 million in sales of marketable securities.

Net cash provided by investing activities for the year ended December 31, 2023 was driven by $7.0 million in maturities of marketable securities, offset by purchases of property and equipment of $3.7 million.

Financing activities

Net cash used in financing activities was $3.2 million for the year ended December 31, 2024 compared to net cash provided by financing activities of $56.8 million for the year ended December 31, 2023.

Net cash used in financing activities for the year ended December 31, 2024 was primarily driven by $1.9 million in payments of contingent consideration, $1.0 million in principal payments on financing leases, $0.2 million in payments of deferred offering costs, and $0.2 million in settlement of restricted stock units for tax withholding obligations, offset by $0.1 million in proceeds from stock option exercises.

Net cash provided by financing activities for the year ended December 31, 2023 was primarily driven by $48.0 million in net proceeds received from our June 2023 follow-on offering, after deducting the underwriting discounts and commissions and offering expenses paid by the Company, $11.3 million in debt proceeds, and $0.3 million in proceeds from stock option exercises, offset by $1.7 million in payments of contingent consideration, $0.7 million in principal payments on financing leases, $0.2 million in payments of deferred offering costs, and $0.1 million in settlement of restricted stock units for tax withholding obligations.

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

While our significant accounting policies are described in more detail in Note 2 – Summary of significant accounting policies to our audited consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Inventory Reserves

Inventories are stated at the lower of cost or net realizable value. We determine the cost of our inventories, which includes amounts related to materials, direct labor and manufacturing overhead, using the average cost method. We analyze our inventory levels on each reporting date for excess and obsolete inventory. Our analysis requires judgment and is based on factors including, but not limited to, our recent historical activity, anticipated or forecasted demand for our products, and market conditions. We write down any excess and obsolete inventories to their realizable value in the period in which the impairment is first identified.

Contingent Consideration

For those arrangements which arise from a business combination that involve potential future contingent consideration, we record on the date of acquisition a liability equal to the fair value of the estimated additional consideration we may be obligated to make in the future. We re-measure this liability each reporting period and record changes in the fair value through changes in fair value of contingent consideration within our consolidated statements of operations. We record amounts currently due as it relates to contingent consideration within accrued expenses. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount rates, periods, timing and amount of projected revenue or timing or likelihood of achieving regulatory, revenue or commercialization-based milestones. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, useful life or probability of achieving regulatory or revenue-based milestones could result in different purchase price allocations and recognized amortization expense and contingent consideration expense or benefit in current and future periods.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recent accounting pronouncements

For information on recently issued accounting pronouncements, see Note 2 – Summary of significant accounting policies to our consolidated financial statements in this Annual Report on Form 10-K.

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

Item 8. Financial Statements and Supplementary Data

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Akoya Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akoya Biosciences, Inc. and its subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, Massachusetts

March 17, 2025

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$11,779	$83,125
Marketable securities	23,261	—
Accounts receivable, net	13,779	16,994
Inventories, net	24,321	17,877
Prepaid expenses and other current assets	3,592	3,794
Total current assets	76,732	121,790
Property and equipment, net	7,203	10,729
Restricted cash	686	699
Demo inventory, net	1,336	893
Intangible assets, net	14,559	17,412
Goodwill	18,262	18,262
Operating lease right of use assets, net	4,255	8,365
Financing lease right of use assets, net	1,525	1,562
Other assets	447	657
Total assets	$125,005	$180,369
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,759	$11,776
Accrued expenses and other current liabilities	10,848	13,433
Current portion of operating lease liabilities	2,674	2,681
Current portion of financing lease liabilities	609	767
Deferred revenue	6,554	6,688
Total current liabilities	29,444	35,345
Deferred revenue, net of current portion	3,063	3,193
Long-term debt, net of debt discount	76,182	75,254
Deferred tax liability, net	129	38
Operating lease liabilities, net of current portion	3,988	6,238
Financing lease liabilities, net of current portion	693	766
Contingent consideration liability, net of current portion	3,871	5,765
Other liabilities	40	—
Total liabilities	117,410	126,599
Stockholders’ equity:
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common Stock, $0.00001 par value; 500,000,000 shares authorized at December 31, 2024 and December 31, 2023; 49,572,122 and 49,117,738 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	2	2
Additional paid in capital	293,022	283,839
Accumulated deficit	(285,436)	(230,071)
Accumulated other comprehensive income	7	—
Total stockholders’ equity	7,595	53,770
Total liabilities and stockholders’ equity	$125,005	$180,369

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share & per share data)

	Year ended
	December 31,	December 31,
	2024	2023
Revenue:
Product revenue	$53,027	$67,410
Service and other revenue	28,645	29,223
Total revenue	81,672	96,633
Cost of goods sold:
Cost of product revenue	22,039	25,778
Cost of service and other revenue	11,755	14,550
Total cost of goods sold	33,794	40,328
Gross profit	47,878	56,305
Operating expenses:
Selling, general and administrative	69,317	87,363
Research and development	19,745	24,974
Change in fair value of contingent consideration	(512)	1,636
Impairment	2,971	—
Restructuring	3,087	—
Total operating expenses	94,608	113,973
Loss from operations	(46,730)	(57,668)
Other income (expense):
Interest expense	(10,429)	(8,761)
Interest income	2,506	3,489
Other expense, net	(566)	(343)
Loss before provision for income taxes	(55,219)	(63,283)
Provision for income taxes	(146)	(40)
Net loss	$(55,365)	$(63,323)
Net loss per share attributable to common stockholders, basic and diluted	$(1.12)	$(1.43)
Weighted-average shares outstanding, basic and diluted	49,418,535	44,434,570

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended
	December 31,	December 31,
	2024	2023
Net loss	$(55,365)	$(63,323)
Other comprehensive income:
Unrealized gain on marketable securities	7	6
Total other comprehensive income	7	6
Comprehensive loss	$(55,358)	$(63,317)

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2022	38,288,188	$2	$225,333	$(166,748)	$(6)	$58,581
Exercise of stock options	694,626	—	346	—	—	346
Vesting of restricted stock units	129,924	—	(94)	—	—	(94)
Sale of common stock in underwritten offering, net of costs	10,005,000	—	47,817	—	—	47,817
Net loss	—	—	—	(63,323)	—	(63,323)
Other comprehensive income	—	—	—	—	6	6
Stock-based compensation	—	—	10,437	—	—	10,437
Balance at December 31, 2023	49,117,738	$2	$283,839	$(230,071)	$—	$53,770
Exercise of stock options	180,356	—	91	—	—	91
Vesting of restricted stock units	274,028	—	(214)	—	—	(214)
Net loss	—	—	—	(55,365)	—	(55,365)
Other comprehensive income	—	—	—	—	7	7
Stock-based compensation	—	—	9,306	—	—	9,306
Balance at December 31, 2024	49,572,122	$2	$293,022	$(285,436)	$7	$7,595

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	December 31,	December 31,
	2024	2023
Operating activities
Net loss	$(55,365)	$(63,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,654	8,890
Non-cash interest expense	928	727
Stock-based compensation expense	9,306	10,437
Deferred taxes	4	(51)
Change in fair value of contingent consideration	(512)	1,636
Credit losses on accounts receivable	915	—
Net accretion of marketable securities	(1,659)	(5)
Operating lease right of use assets	2,041	2,420
Provision for excess and obsolete inventories	3,499	2,848
Impairment	2,971	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,300	(7,265)
Prepaid expenses and other assets	533	2,257
Inventories, net	(9,859)	(6,332)
Accounts payable	(3,017)	1,148
Accrued expenses and other liabilities	(1,321)	(3,481)
Operating lease liabilities	(2,257)	(2,293)
Deferred revenue	(264)	1,488
Net cash used in operating activities	(44,103)	(50,899)
Investing activities
Purchases of property and equipment	(2,456)	(3,653)
Purchase of marketable securities	(104,293)	—
Sales of marketable securities	11,898	—
Maturities of marketable securities	70,800	7,000
Net cash (used in) provided by investing activities	(24,051)	3,347
Financing activities
Sale of common stock in underwritten offering, net of costs	—	47,967
Proceeds from stock option exercises	91	346
Settlement of restricted stock units for tax withholding obligations	(214)	(94)
Principal payments on financing leases	(1,022)	(676)
Proceeds from debt	—	11,250
Payments of debt issuance costs	—	(33)
Payments of deferred offering costs	(150)	(207)
Payments of contingent consideration	(1,910)	(1,709)
Net cash (used in) provided by financing activities	(3,205)	56,844
Net (decrease) increase in cash, cash equivalents, and restricted cash	(71,359)	9,292
Cash, cash equivalents, and restricted cash at beginning of year	83,824	74,532
Cash, cash equivalents, and restricted cash at end of year	$12,465	$83,824
Supplemental disclosures of cash flow information
Cash paid for interest	$9,178	$7,650
Cash paid for income taxes	$91	$56
Supplemental disclosures of non-cash activities
Right-of-use asset obtained in exchange for lease liabilities	$790	$914
Unpaid offering costs related to sale of common stock in underwritten offering	$—	$150
Purchases of property and equipment included in accounts payable and accrued expenses	$112	$697

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

At December 31, 2024, the Company had cash, cash equivalents, and marketable securities of $35,040 and an accumulated deficit of $285,436. The Company has incurred losses since its inception and has used cash from operations of $44,103 during the year ended December 31, 2024. The future success of the Company is dependent on its ability to successfully commercialize its products, successfully launch future products, obtain additional capital, if necessary, and ultimately attain profitable operations. The Company has funded its operations primarily through its preferred stock issuances, debt financing arrangements, and through the sale of shares of the Company’s common stock. The Company completed its initial public offering of the Company’s common stock in April of 2021 (the “IPO”) and completed a follow-on public offering of the Company’s common stock in June of 2023, as further described in Note 9 – Stockholders’ equity. There can be no assurance that additional financings will be available to the Company or that the Company will become profitable.

As discussed in Note 19 – Subsequent events, in January of 2025, the Company entered into an Agreement and Plan of Merger with Quanterix Corporation (the “Merger Agreement” or the “Merger”), which is not yet consummated as of the date of the filing of this Annual Report. In the event that the Merger is not consummated, based on the Company’s current operating plan, the Company does not expect to maintain compliance with its financial covenants at March 31, 2025, under its debt financing with Midcap Financial Trust (the “Midcap Trust Term Loan”). In such event, the Company would intend to seek a waiver, refinance the outstanding borrowings or otherwise mitigate these concerns with Midcap Financial Trust or another lender. There can be no assurance that a waiver will be granted or that the Company will be able to refinance the amounts outstanding, and in such an event, the lender may exercise any and all of its rights and remedies provided for under the Midcap Trust Term loan.

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

Foreign currency remeasurement

Akoya UK’s subsidiary’s activities are recorded in British Pound Sterling and are remeasured using the United States Dollar as the functional currency. The balance sheet is remeasured into U.S. dollars at the exchange rate as of the balance sheet date. Revenues, expenses, and cash flows are remeasured at average rates during each reporting period. Net exchange gains and losses resulting from the remeasurement of the United Kingdom subsidiary balances are charged directly to operations and are included in other income (expense), net and were determined to be immaterial for the years ended December 31, 2024 and 2023.

Foreign exchange transaction gains and losses are included in other income (expense), net in the accompanying consolidated statements of operations and were determined to be immaterial for the years ended December 31, 2024 and 2023.

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company utilizes certain estimates in the determination of the fair value of its stock options, valuation of inventory, the useful lives of property and equipment, revenue recognition, determining the fair value of intangible assets, marketable securities, accrued expenses, income tax accounting, the value of purchase consideration paid and identifiable assets acquired and assumed in acquisitions, contingent consideration, goodwill and intangible asset impairment review, and other contingencies. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

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

The Company records cash and cash equivalents as restricted when it is unable to freely use such cash and cash equivalents for general operating purposes. As of December 31, 2024 and 2023, restricted cash is recorded as long term and consists of a security deposit in a financial institution that is restricted from use as collateral for our letter of credit associated with our office and laboratory space in Marlborough, Massachusetts (Note 17 - Leases), as well as cash restricted from use for the Company’s corporate credit card program.

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

The Company does not require collateral. As of December 31, 2024, the Company’s accounts receivable balance was $13,779, net of $960 of allowance for credit losses. The following table provides a roll-forward of the allowance for credit losses for the years ended December 31, 2024 and 2023, respectively, that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

Balance at December 31, 2022	$45
Change in provision	—
Balance at December 31, 2023	45
Change in provision	915
Balance at December 31, 2024	$960

Inventories, net

Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials, direct labor and manufacturing overhead, using the average cost method. The Company analyzes its inventory levels on each reporting date for excess and obsolete inventory. The Company’s analysis requires judgment and is based on factors including, but not limited to, recent historical activity, anticipated or forecasted demand for its products, and market conditions. The Company writes down any excess and obsolete inventories to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases are capitalized and recorded upon sale within the cost of goods sold in the consolidated statements of operations.

Inventories, net consisted of the following:

	December 31,	December 31,
	2024	2023
Raw materials	$3,510	$2,089
Finished goods	20,811	15,788
Total inventories, net	$24,321	$17,877

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

The fair value hierarchy prioritizes valuation inputs based on the observable nature of those inputs. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability (Note 4 – Fair value of financial instruments).

For certain financial instruments, including accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, the carrying amounts approximate their fair values as of December 31, 2024 and 2023 because of their short-term nature. At December 31, 2024 and 2023, the carrying value of the Company’s debt approximated fair value.

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

Impairment of long-lived assets and goodwill

The Company evaluates its long-lived assets, including finite-lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Examples of such triggering events applicable to the Company’s assets include, but are not limited to, a significant decrease in the market price of a long-lived asset or asset group, a current-period operating or cash flow loss combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group, or adverse industry or economic trends. If any indicator of impairment exists, the Company would then assess the recoverability of the affected long-lived assets by determining whether the carrying value of the asset group can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company would estimate the asset group’s fair value using future discounted cash flows associated with the use of the asset group and adjust the carrying value of the asset group accordingly. The Company determined that their history of negative operating losses and negative operating cash flows triggered an impairment assessment during the years ended December 31, 2024 and 2023. The Company completed the impairment analysis and concluded that its long-lived assets were not impaired as of December 31, 2024 and 2023.

The Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Events or changes in circumstances that could affect the likelihood that the Company will be required to recognize an impairment charge include, but are not limited to, declines in the Company’s stock price or market capitalization, economic downturns and other macroeconomic events, declines in the Company’s market share or revenues, or significant litigation. The Company performs its annual impairment review of goodwill at November 1 (and if and when triggering events occur between annual impairment tests). Upon completion of its quantitative assessment as of November 1, 2024, the Company has concluded that goodwill is not impaired.

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

Service and Other Revenue

Product sales of instruments include a service-based warranty typically for one year following the installation of the purchased instrument, with an extended warranty which generally have terms ranging from one to four additional years. These are separate performance obligations as they are service-based warranties and are recognized on a straight-line basis over the service delivery period. After completion of the service period, customers have an option to renew or extend the warranty services, typically for additional one-year periods in exchange for additional consideration. The extended warranties are also service-based warranties that represent separate purchasing decisions. The Company recognizes revenue allocated to the extended warranty performance obligation on a straight-line basis over the service delivery period. Revenue from separately charged installation services is recognized upon completion of the installation process. Additionally, the Company provides laboratory services, in which revenue is recognized as services are performed. For laboratory services, the Company generally uses the output method to measure the extent of progress towards completion of the performance obligation. For companion diagnostic development, the Company generally uses the cost-to-cost approach to measure the extent of progress towards completion of the performance obligation because the Company believes it best depicts the transfer of assets to the customer. Under the output method, the extent of progress towards completion is measured based on the value of the services transferred to date relative to the remaining services promised under the contract. Under the cost-to-cost measure approach, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. The Company records shipping and handling billed to customers as service and other revenue and the related costs in cost of service and other revenue in the consolidated statements of operations.

In June 2022, the Company entered into a Companion Diagnostic Agreement (the “Acrivon Agreement”) with Acrivon Therapeutics, Inc. (“Acrivon”) to co-develop, validate, and commercialize Acrivon’s OncoSignature® test. On December 4, 2023, the Company amended the Acrivon Agreement, which expanded the scope of work and increased total development milestone payments to an aggregate of $17,250. Such amendment was accounted for as a modification to the existing contract. The Company is entitled to be paid through an upfront payment and at the achievement of certain developmental, commercial, and FDA milestones during the development, that could aggregate to $17,850. On October 25, 2024, the Company entered into the Fourth Amendment to the Acrivon Agreement with Acrivon, which added additional milestone payments totaling $3,000. In connection with such amendment, the Company granted a license of certain intellectual property to Acrivon. Such amendment was accounted for as a separate contract, as the Company concluded the contract modification was for additional goods and services that are distinct and at their standalone selling price. The $3,000 of consideration was recognized as point in time revenue in the fourth quarter of 2024. A portion of milestone payments from the Acrivon Agreement have been received from June 2022 through December 31, 2024.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products, and between instrument warranty and service and other revenue, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates the Company’s revenue by major source:

	Year ended
	December 31, 2024	December 31, 2023
Revenue
Product revenue
Instruments	$23,829	$42,095
Consumables	28,258	24,134
Standalone software products	940	1,181
Total product revenue	$53,027	$67,410
Service and other revenue
Service and other revenue	$17,277	$18,929
Instrument warranty	11,368	10,294
Total service and other revenue	$28,645	$29,223
Total revenue	$81,672	$96,633

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

Contract Assets and Liabilities

The Company’s contract assets consist of revenues recognized, but not yet invoiced to customers for lab services, companion diagnostic development, and instruments. The Company classifies contract assets in accounts receivable. Contract assets are classified as current or noncurrent based on timing of when the Company expects to invoice the customer. The Company recorded $4,023, $1,276, and $595 in contract assets at December 31, 2024, 2023, and 2022 respectively. The Company’s accounts receivable balance was $13,779, $16,994, and $9,729 at December 31, 2024, 2023, and 2022, respectively.

The Company’s contract liabilities consist of upfront payments for service-based warranties on instrument sales, as well as lab services. The Company classifies contract liabilities associated with service-based warranties in deferred revenue, and contract liabilities associated with lab services in accrued expenses. Contract liabilities are classified as current or noncurrent based on the timing of when the Company expects to service the warranty, or complete the lab services contract. At December 31, 2024, the Company recorded contract liabilities of $10,581, including $6,554 in deferred revenue, $3,063 in deferred revenue, net of current portion, and $964 in accrued expenses. At December 31, 2023, the Company recorded contract liabilities of $10,977, including $6,688 in deferred revenue, $3,193 in deferred revenue, net of current portion, and $1,096 in accrued expenses. At December 31, 2022, the Company recorded contract liabilities of $12,045, including $6,279 in deferred revenue, $2,114 in deferred revenue, net of current portion, and $3,652 in accrued expenses. During the years ended December 31, 2024 and 2023, the Company recognized $7,123 and $9,032 of revenue, respectively, that was included as a contract liability as of December 31, 2023 and 2022, respectively.

Cost to Obtain and Fulfill a Contract

Under ASC 606, the Company is required to capitalize certain costs to obtain customer contracts and costs to fulfill customer contracts. These costs are required to be amortized to expense on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates, compared to previously being expensed as incurred. As a practical expedient, the Company recognizes any incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset is one year or less. Capitalizable costs to obtain contracts, such as commissions, and costs to fulfill customer contracts were determined to be immaterial for the years ended December 31, 2024 and 2023.

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

Research and development costs

Costs incurred in the research and development of the Company’s potential products are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including activities associated with performing services under research revenue arrangements, costs associated with the manufacture of developing products and include salaries and benefits, stock compensation, research related facility and overhead costs, laboratory supplies, equipment and contract services, and depreciation of property and equipment and amortization of intangibles.

Capitalized software development costs

Since the Company sells standalone licensed software products to its customers, the Company applies guidance related to accounting for the costs of such software to be sold, leased or otherwise marketed in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed, or ASC 985-20. Such guidance requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Costs eligible for capitalization under ASC 985-20 during the years ended December 31, 2024 and 2023 were $0 and $746, respectively, and were recorded as an intangible asset on our December 31, 2024 and 2023 consolidated balance sheets.

We account for costs to develop or obtain internal-use software in accordance with ASC 350-40, Internal-Use Software, or ASC 350-40. We also account for costs of significant upgrades and enhancements resulting in additional functionality under ASC 350-40. Costs incurred for maintenance, training, and minor modifications or enhancements are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Development costs related to internal-use software were immaterial during the years ended December 31, 2024 and 2023.

Advertising expenses

The cost of advertising, marketing and media is expensed as incurred. For the years ended December 31, 2024 and 2023, advertising costs totaled $1,234 and $2,334, respectively.

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation these costs are recorded in stockholders’ equity ratably as a reduction of additional paid in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed as a charge to operating expenses. As of December 31, 2024, $331 of deferred offering costs were included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. As of December 31, 2023, $331 of deferred offering costs were included in other assets in the accompanying consolidated balance sheet.

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

Refer to Note 10 – Stock compensation plans for further details on the Company’s stock-based compensation plans.

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

The Company applies ASC 740 Income Taxes (“ASC 740”) in accounting for uncertainty in income taxes. The Company has identified an uncertain tax position, however this uncertain tax position has not created a liability for the years ending December 31, 2024 and 2023 as the reserve has been applied against the asset. The Company will recognize interest and penalties related to uncertain tax positions, if any, in income tax expense.

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

As of December 31, 2024 and 2023, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

The Company is subject to the possibility of loss contingencies arising in the ordinary course of business. Management considers the likelihood of loss related to an asset, or the incurrence of a liability, as well as its ability to reasonably estimate the amount of the loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired, or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 13 – Commitments and contingencies for the details of the Company’s contingencies.

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

Comprehensive loss

Components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Other comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive income are reported net of any related tax effect to arrive at comprehensive loss. Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders which for the years ended December 31, 2024 and 2023 consist of unrealized gain on marketable securities.

Marketable securities

Marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. Short-term marketable securities mature within one year from the balance sheet date while long-term marketable securities mature after one year. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive (loss) income as a separate component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are reflected as a component of interest income. Interest on securities sold is determined based on the specific identification method and reflected as interest income. Any realized gains or losses on the sale of investment are reflected as realized (loss) gain on investments.

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

Recently adopted accounting standards

In November 2023, the FASB issued ASC Update No. 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures. This update enhances reportable segment disclosure requirements by requiring public entities to provide disclosures of significant segment expenses and other segment items, as well as disclosures about a reportable segment’s profit or loss and assets that are currently required annually in interim periods. The new standard is effective for the Company’s annual financial statements for the period beginning on January 1, 2024. The Company adopted ASC 2023-07 on December 31, 2024. The adoption of ASC 2023-07 resulted in enhanced disclosures as included in Note 15 - Segments.

Recently issued but not yet adopted accounting standards

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

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this standard on its disclosure of consolidated statement of operations.

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

The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for credit losses. The allowance for credit losses is developed using historical collection experience, current and future economic and market conditions, and a review of the status of customers’ accounts receivable. The Company had an allowance for credit losses of $960 and $45 at December 31, 2024 and 2023, respectively.

For the year ended December 31, 2024, one customer accounted for 12% of revenue. For the year ended December 31, 2023, no single customer accounted for more than 10% of revenue. One customer accounted for 27% and 12% of accounts receivable at December 31, 2024 and 2023, respectively.

(4) Fair value of financial instruments

The Company measures the following financial liabilities at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented.

The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of December 31, 2024 and 2023:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$8,124	$8,124	$—	$—
U.S Treasury securities	20,783	—	20,783	—
Commercial paper	2,478	—	2,478	—
Total Assets	$31,385	$8,124	$23,261	$—

Liabilities:
Contingent consideration – Long term portion	$3,871	$—	$—	$3,871
Total Liabilities	$3,871	$—	$—	$3,871

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$76,844	$76,844	$—	$—
Total Assets	$76,844	$76,844	$—	$—

Liabilities:
Contingent consideration – Long term portion	$5,765	$—	$—	$5,765
Total Liabilities	$5,765	$—	$—	$5,765

The following is a summary of cash equivalents, and marketable securities as of December 31, 2024 and 2023:

	December 31, 2024
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents	$8,124	$—	$—	$8,124
Marketable securities (due in one year or less):
U.S Treasury securities	20,776	7	—	20,783
Commercial paper	2,478	—	—	2,478
Total marketable securities due in one year or less	23,254	7	—	23,261
Total cash equivalents and marketable securities	$31,378	$7	$—	$31,385

	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents	$76,844	$—	$—	$76,844
Total cash equivalents	$76,844	$—	$—	$76,844

The Company held one debt security at December 31, 2024 classified as a marketable security with an original maturity date greater than three months that was in an unrealized loss position for less than twelve months. The fair market value of this security was $2,478. The Company evaluated its securities for other-than-temporary impairments based on quantitative and qualitative factors. The Company considered the decline in market value for this security to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell this security, and the Company does not intend to sell this security before the recovery of its amortized cost basis. Based on its analysis, the Company does not consider this investments to be other-than-temporarily impaired as of December 31, 2024.

The Company had no material realized gains or losses on its available-for-sale securities for the years ended December 31, 2024 and 2023. There were no other-than-temporary impairments recognized for the years ended December 31, 2024 and 2023.

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

The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs:

	Fair Value	Fair Value
	as of	as of
	December 31,	December 31,	Valuation	Unobservable
Contingent Consideration Liability	2024	2023	Technique	Inputs
Revenue-based Payments	$3,871	$5,765	Discounted Cash Flow Analysis under the Income Approach	Revenue discount factor, discount rate

(5) Property and equipment, net

Property and equipment consists of the following:

	Estimated Useful	December 31,	December 31,
	Life (Years)	2024	2023
Furniture and fixtures	7	$378	$474
Computers, laptop and peripherals	5	5,193	5,173
Laboratory equipment	5	7,734	8,869
Leasehold improvements	Shorter of the lease life or 7	5,245	5,876
Total property and equipment		18,550	20,392
Less: Accumulated depreciation		(11,347)	(9,663)
Property and equipment, net		$7,203	$10,729

For the three months ended March 31, 2024, the Company recorded $902 in impairment related to leasehold improvements, furniture and fixtures, and laboratory equipment associated with its exit of office and laboratory space in Menlo Park, California. Please refer to Note 17 – Leases for further discussion. There was no impairment related to property and equipment for the year ended December 31, 2023.

Depreciation expense relating to property and equipment charged to operations was $2,691 and $2,894 for the years ended December 31, 2024 and 2023, respectively. Depreciation expense relating to property and equipment charged to cost of sales was $483 and $486 for the years ended December 31, 2024 and 2023, respectively.

Demo inventory consists of the following:

	Estimated	December 31,	December 31,
	Life (Years)	2024	2023
Demo inventory – gross	3	$5,152	$4,284
Less: Accumulated depreciation		(3,816)	(3,391)
Demo inventory, net		$1,336	$893

Depreciation expense relating to demo equipment charged to operations was $808 and $1,286 for the years ended December 31, 2024 and 2023, respectively.

(6) Intangible assets

Intangible assets as of December 31, 2024 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(4,921)	$6,879	15
Developed technology	8,300	(4,327)	3,973	12
Licenses	213	(187)	26	15
Trade names and trademarks	6,300	(4,205)	2,095	12
Capitalized software	3,377	(1,791)	1,586	5
Total intangible assets	$29,990	$(15,431)	$14,559

Intangible assets as of December 31, 2023 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(4,134)	$7,666	15
Developed technology	8,300	(3,635)	4,665	12
Licenses	213	(183)	30	15
Trade names and trademarks	6,300	(3,378)	2,922	12
Capitalized software	3,377	(1,248)	2,129	5
Total intangible assets	$29,990	$(12,578)	$17,412

Total amortization expense was $2,853 and $3,382 for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows:

2025	$2,853
2026	2,822
2027	1,956
2028	1,761
2029	1,608
Thereafter	3,559
Total	$14,559

(7) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,	December 31,
	2024	2023
Payroll and compensation	$4,414	$7,074
Current portion of contingent consideration	1,382	1,911
Inventory purchases	319	609
Customer deposits	964	1,096
Accrued interest	741	711
Accrued legal	1,369	116
Other accrued expenses	1,659	1,916
Total accrued expenses and other current liabilities	$10,848	$13,433

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

In November 2024, the Company entered into Amendment No. 5 (“Amendment No. 5”) to the Midcap Trust Term Loan, effective as of September 30, 2024, which amends certain affirmative financial covenants. Amendment No. 5 also extends the interest only period from December 1, 2025 until March 1, 2026 (subject to further extension upon certain conditions), at which point the Company must repay the principal amounts in equal monthly installments until the maturity date of November 1, 2027. Finally, Amendment No. 5 increases the exit fee from 4.75% to 6.25%. The Company accounted for Amendment No. 5 as a modification pursuant to ASC 470-50.

The interest rate was 11.47% at December 31, 2024. A final payment fee of $3,563 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the years ended December 31, 2024 and 2023, the Company recorded $811 and $610, respectively, related to the amortization of the final payment fee associated with the Midcap Trust Term Loan.

Debt consists of the following:

	December 31,	December 31,
	2024	2023
Midcap Trust Term Loan	$75,000	$75,000
Unamortized debt discount	(331)	(448)
Accretion of final fee	1,513	702
Total long term debt, net	$76,182	$75,254

As of December 31, 2024, future principal payments due under the Midcap Trust Term Loan, excluding the $3,563 final payment fee, are as follows:

Midcap Trust
Year ended:	Term Loan
December 31, 2025	$—
December 31, 2026	35,714
December 31, 2027	39,286
Total minimum principal payments	$75,000

(9) Stockholders’ equity

The Company’s Amended and Restated Certificate of Incorporation authorizes it to issue 500,000,000 shares of common stock, $0.00001 par value per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. Each share of Class A common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2024 and 2023, a total of 49,572,122 and 49,117,738 shares of common stock were issued and outstanding, respectively, and 10,925,793 and 8,924,291 shares of common stock were reserved for issuance upon the exercise of stock options and vesting of restricted stock, respectively, including 3,191,674 and 1,823,265, respectively, of shares available for issuance under the 2021 Equity Incentive Plan.

On November 7, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.00001 per share (the “Common Stock”), having an aggregate offering price of up to $50,000 (the “Placement Shares”) through Piper Sandler as its sales agent. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Sandler may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made through The Nasdaq Global Select Market, on any other existing trading market for the Common Stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Piper Sandler may terminate the Equity Distribution Agreement upon notice to the other party and subject to other conditions. The Company will pay Piper Sandler a commission equal to 3.0% of the gross proceeds of any Common Stock sold through Piper Sandler under the Equity Distribution Agreement and has provided Piper Sandler with customary indemnification rights. As of December 31, 2024 and 2023, the Company has not sold any shares of common stock under the ATM program.

Issuance costs incurred related to the Equity Distribution Agreement are classified as current assets on the balance sheet at December 31, 2024, and long-term assets on the balance sheet at December 31, 2023.

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

Stock Options

During the years ended December 31, 2024 and 2023, the Company granted options with an aggregate fair value of $3,451 and $7,447, respectively, which are being recorded as compensation expense over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding), volatility of the Company’s common stock and an assumed-risk-free interest rate.

On November 19, 2024, the Board approved a stock option repricing wherein the exercise price of each Eligible Option was reduced to the price of the Company’s common stock as of the market close on November 19, 2024, or $2.16 per share. "Eligible Option" is defined as all outstanding stock options to acquire shares of the Company’s common stock that were issued to active employees of the Company who hold the title of Senior Vice President or below (not a non-employee member of the Board or a consultant) as of November 19, 2024, in which the original exercise price is above the closing price as of November 19, 2024. All outstanding options remain outstanding in accordance with their current terms and conditions. Such repricing is contingent upon the earlier of one year of service, or through November 19, 2025, or a change in control. The stock option repricing resulted in incremental stock-based compensation expense of $830, which will be recognized over a weighted average period of 4.7 years. Incremental stock-based compensation expense of $73 was recognized in the fourth quarter of 2024.

The following is a summary of option activity:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2023	5,805,473	$9.16	7.36	$6,588
Granted	1,247,176	3.60
Exercised	(180,356)	0.52
Canceled	(1,550,669)	12.34
Outstanding at December 31, 2024	5,321,624	5.29	6.87	$2,599
Exercisable at December 31, 2024	3,512,580	$5.62	5.93	$2,411

The weighted-average grant date fair value of options granted in the years ended December 31, 2024 and 2023 was $2.77 and $4.91 per share, respectively, and was calculated using the Black-Scholes valuation model based on the following weighted-average assumptions:

	Year ended	Year ended
	December 31,	December 31,
	2024	2023

Weighted-average risk-free interest rate	4.3%	3.8%
Expected dividend yield	0%	0%
Expected volatility	76.2%	53.5%
Expected term	5.8 years	5.9 years

The aggregate intrinsic value of options exercised was $571 and $4,330 for the years ended December 31, 2024 and 2023, respectively.

Restricted Stock Units

During the years ended December 31, 2024 and 2023, the Company granted RSUs with an aggregate fair value of $7,915 and $13,057, respectively, which are being recorded as compensation expense over the requisite service period. The fair value of each grant is calculated based on the Company’s stock price on the date of grant.

The following is a summary of RSU activity:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Grant Date Fair	Contractual Term	Aggregate Intrinsic
	Shares	Value Per Share	(in years)	Value
Unvested RSUs at December 31, 2023	1,295,554	$9.72	1.69	$6,322
Granted	2,051,801	3.86
Vested	(315,279)	10.29
Canceled	(619,581)	7.62
Unvested RSUs at December 31, 2024	2,412,495	$5.20	1.42	$5,525

The fair value of vested RSUs was $1,483 and $950 for the years ended December 31, 2024 and 2023, respectively.

Stock-Based Compensation

Stock-based compensation related to the Company’s stock-based awards was recorded as an expense and allocated as follows:

	Year ended
	December 31,
	2024	2023
Cost of goods sold	$215	$350
Selling, general and administrative	7,707	8,621
Research and development	1,384	1,466
Total stock-based compensation	$9,306	$10,437

As of December 31, 2024, there was $5,842 of total unrecognized compensation cost related to non-vested stock options, that is expected to be recognized over a remaining weighted-average period of 2.1 years.

As of December 31, 2024, there was $9,585 of total unrecognized compensation cost related to non-vested RSUs, that is expected to be recognized over a remaining weighted-average period of 2.4 years.

(11) Employee stock purchase plan

On March 24, 2021, the Board and on April 8, 2021, the Company’s stockholders approved and adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective in connection with the closing of the Company’s IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. A total of 172,795 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2022 and ending with January 1, 2030, by an amount equal to 0.5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Board. No shares have been issued under the ESPP at December 31, 2024 and 2023, respectively.

(12) Income taxes

The components of net income (loss) before income taxes for the years ending December 31, 2024 and 2023 is as follows:

	December 31,	December 31,
	2024	2023
Domestic	$(55,514)	$(63,520)
Foreign	295	237
Total	$(55,219)	$(63,283)

The Company’s income tax provision for the years ending December 31, 2024 and 2023 is as follows:

	December 31,	December 31,
	2024	2023
Federal	$—	$—
State	18	1
Foreign	124	90
Total current tax provision	$142	$91
Federal	47	(20)
State	45	(30)
Foreign	(88)	(1)
Total deferred tax (benefit) provision	$4	$(51)
Total tax provision	$146	$40

A reconciliation between income tax benefit and the expected tax benefit at the statutory rate for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Federal statutory rate	21.00%	21.00%
State rate, net of federal benefit	3.69	1.54
Permanent differences	(2.36)	(1.34)
Tax credits generated	0.61	2.50
Change in valuation allowance	(21.22)	(21.31)
Uncertain tax positions	(0.78)	(2.50)
Foreign rate differential	(0.02)	(0.02)
Non-deductible stock compensation	(1.35)	—
Other items	0.15	0.07
Effective tax rate	(0.28)%	(0.06)%

The significant components of the Company’s net deferred tax liability consist of the following at December 31, 2024 and 2023:

	December 31,	December 31,
Deferred tax assets (liabilities):	2024	2023
Deferred tax assets
Net operating losses	$40,255	$31,442
Capitalized R&D costs	9,804	7,985
Accruals & reserves	846	934
Intangibles	1,020	817
Interest	5,033	2,788
Stock compensation	2,370	2,272
Inventory	2,233	4,061
Lease liabilities	1,587	2,107
Depreciation	423	312
Other	1,076	778
Gross deferred tax assets	64,647	53,496
Valuation Allowance	(63,073)	(51,359)
Net deferred tax assets	1,574	2,137
Deferred tax liabilities
Goodwill	(563)	(160)
Right of use asset	(1,014)	(1,976)
Net deferred tax asset (liability)	$(3)	$1

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and as a result the Company continues to maintain a valuation allowance for the full amount of the 2024 U.S. deferred tax assets. The increase in the 2024 valuation allowance is primarily attributable to the current year loss.

As of December 31, 2024 and 2023, the consolidated net deferred tax asset (liability) includes a foreign net deferred tax asset of $126 and $39, respectively, which are recorded within other assets in the accompanying consolidated balance sheets.

As of December 31, 2024 and 2023, for federal income tax purposes the Company had total net operating loss carryforwards of approximately $161,296 and $126,870, respectively. As of December 31, 2024, approximately $2,567 will begin to expire in 2036 and approximately $158,729 of the net operating losses will have an indefinite carryforward as a result of the Tax Cuts and Jobs Act. For state income tax purposes, as of December 31, 2024 and 2023 the Company had net operating loss carryforwards of approximately $102,905 and $74,939, respectively, which begin to expire in 2036.

As of December 31, 2024 and 2023, the Company has available federal research development tax credit carryforwards of approximately $5,181 and $4,882, respectively. The federal research credits will begin to expire in 2036. As of December 31, 2024 and 2023, the Company has available state research development tax credit carryforwards of approximately $2,402 and $2,165, respectively. The state tax credit carryforwards consist of credits with both a limited carryforward period and unlimited carryforward period. Unused credits with a limited carryforward period will begin to expire in 2034.

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

A rollforward of the uncertain tax position that was primarily related to our research and development tax credits is as follows:

Uncertain tax positions at December 31, 2022	$7,454
Increase in uncertain tax positions	1,687
Uncertain tax positions at December 31, 2023	9,141
Increase in uncertain tax positions	650
Uncertain tax positions at December 31, 2024	$9,791

Uncertain tax positions of $9,791 as of December 31, 2024 will impact our tax rate if realized.

Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expenses in the accompanying consolidated statements of operations. At December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all years in which a loss carryforward is available. The statute of limitations for assessment by federal and state tax jurisdictions in which the Company has business operations is open for tax years ending December 31, 2020 and after. The tax years subject to examination vary by jurisdiction.

(13) Commitments and contingencies

License Agreements

In September 2018, in connection with the acquisition of the QPS division of PKI (subsequently known as Revvity), the Company entered into a License Agreement with PKI, pursuant to which PKI granted the Company an exclusive, nontransferable, sublicensable license under certain patent rights to make, use, import and commercialize QPS products and services. The Company is required to pay royalties on net sales of products and services that are covered by patent rights under the agreement at a rate ranging from 1.0% to 7.0%. As of the acquisition date, the Company accounted for the future potential royalty payments as contingent consideration. This contingent consideration is subject to remeasurement. The Company recorded approximately $1,382 and $1,911 of accrued royalties for actual net sales in 2024 and 2023, for the years ended December 31, 2024 and 2023, respectively. Such amounts are payable in the first quarter of 2025 and 2024, respectively.

Changes in the fair value of the Company’s long-term portion of the contingent consideration liability during the years ended December 31, 2024 and 2023 were as follows:

Balance as of December 31, 2022	$6,039
Reclassification of FY 2023 payment to accrued expenses	(1,910)
Change in contingent consideration value	1,636
Balance as of December 31, 2023	$5,765

Balance as of December 31, 2023	$5,765
Reclassification of FY 2024 payment to accrued expenses	(1,382)
Change in contingent consideration value	(512)
Balance as of December 31, 2024	$3,871

(14) Net loss per share attributable to common stockholders

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards. Awards granted with performance conditions are excluded from the shares used to compute diluted earnings per share until the performance conditions associated with the awards are met.

The following table sets forth the computation of basic and diluted earnings per common share:

	Year ended
	December 31,
	2024	2023

Net loss	$(55,365)	$(63,323)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	49,418,535	44,434,570
Basic and diluted net loss per common share outstanding	$(1.12)	$(1.43)

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

	December 31,
	2024	2023
Outstanding stock options	5,321,624	5,805,473
Unvested restricted stock units	2,412,495	1,295,554
Total	7,734,119	7,101,027

(15) Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker (the “CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM, the Company’s chief executive officer, reviews and evaluates consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The CODM views the Company’s operations and manages its business as a single operating segment. Accordingly, the Company has a single reportable segment structure. The measure of segment assets is reported on the balance sheet as total assets. The Company’s principal operations and decision-making functions are located in the United States.

As required by the adoption of ASC 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures, the following table presents the segment revenue and significant expense categories included within the Company’s segment’s measure of loss for the years ended December 31, 2024 and 2023:

	Year ended
	December 31,
($ in thousands)	2024	2023
Revenue	$81,672	$96,633
Less:
Cost of goods sold, excluding depreciation, amortization, and stock-based compensation	32,779	39,505
Operating expenses - compensation and benefits	46,779	60,895
Operating expenses - outside services	11,539	10,917
Other segment items(a)	17,886	22,021
Depreciation and right-of-use amortization	4,801	5,508
Amortization of intangibles	2,853	3,382
Stock-based compensation	9,306	10,437
Change in fair value of contingent consideration	(512)	1,636
Impairment	2,971	—
Interest expense	10,429	8,761
Interest income	(2,506)	(3,489)
Other expense, net	566	343
Provision for income taxes	146	40
Net loss	$(55,365)	$(63,323)

(a)	Other segment items included in net loss includes insurance, rent and utilities, repairs & maintenance, IT, lab supplies, travel & entertainment, allowance for credit losses, and other overhead expenses.

The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped:

	Year ended
	December 31,
	2024	2023

North America	$50,861	$58,284
APAC	11,962	16,553
EMEA	18,849	21,796
Total Revenue	$81,672	$96,633

	Year ended
	December 31,
	2024	2023

North America	62%	60%
APAC	15%	17%
EMEA	23%	23%
Total Revenue	100%	100%

North America includes the United States and related territories, as well as Canada. APAC also includes Australia. For the years ended December 31, 2024 and 2023, the Company had no countries outside of the United States with more than 10% of total revenue.

As of December 31, 2024 and 2023, substantially all of the Company’s long-lived assets are located in the United States.

(16) Related party transactions

Argonaut Manufacturing Services Inc. (“AMS”) is a portfolio company of Telegraph Hill Partners, which holds greater than 5% of the Company’s total outstanding shares. During the years ended December 31, 2024 and 2023, the Company incurred costs of goods sold of approximately $3,541 and $7,581, respectively, related to sales of consumables manufactured by and shipped from AMS. As of December 31, 2024 and 2023, $0 and $3,110, respectively, is included in inventories, net, related to consumables manufactured by and stored at AMS. As of December 31, 2024 and 2023, the Company had $581 and $2,618 in accounts payable, respectively, due to AMS.

One of the Company’s officers is a member of the board of directors of a software-as-a-service provider, who provides software development services to the Company, which are utilized for research purposes. During the years ended December 31, 2024 and 2023, the Company incurred research and development expenses of approximately $677 and $406, respectively, with such provider. As of December 31, 2024 and December 31, 2023, the Company had $206 and $101 in accounts payable, respectively, due to such provider.

(17) Leases

The Company considers a lease to be a contract, or part of a contract, that conveys the right to control the use of identified property or equipment (an identified asset) for a period of time in exchange for consideration. The Company leases office, lab, and warehouse spaces as follows:

In July 2019, the Company entered into a seven-year office lease agreement for office and laboratory space in Marlborough, Massachusetts. In connection with this agreement, the Company paid a security deposit totaling $450 in the form of a letter of credit. In June 2021, the Company entered into an amendment to reduce its letter of credit to $300. The Company’s letter of credit is recorded as restricted cash in the consolidated balance sheet.

In July 2019, the Company signed a seven-year lease agreement for office and laboratory space in Menlo Park, California. In connection with this agreement, the Company paid a security deposit totaling $181, which is recorded as a component of long-term assets in the consolidated balance sheet; the lease commencement date was May 2020. In July 2021, the Company signed a 70-month amendment to its lease in Menlo Park, California to expand its existing space. In connection with this agreement, the Company paid a security deposit totaling $92, in addition to the existing security deposit, which is recorded as a component of long-term assets in the consolidated balance sheet; the lease commencement date was August 2021.

In August 2021, the Company signed a 30-month lease with MTP Equity Partners, LLC for office space in Marlborough, Massachusetts. In connection with this agreement, the Company paid a security deposit totaling $43, which is recorded as a component of long-term assets in the consolidated balance sheet; The lease commencement date was August 2021.

In March 2022, the Company signed a 96-month lease with Atlantic-Fulcrum Realty LLC for warehouse space in Marlborough, Massachusetts. The lease commencement date was April 2022.

The Company holds various auto leases which have an initial term of 48 months.

The Company holds financing leases for staining equipment and computer equipment.

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

The above assessments resulted in the Company recording an impairment charge of $2,971 during the year ended December 31, 2024, which was recorded in impairment on the consolidated statements of operations. For the year ended December 31, 2024, impairment charges included $2,069 impairment of ROU assets, and $902 impairment of property and equipment, respectively. After recording impairments for the year ended December 31, 2024, the carrying value of ROU assets and related property and equipment for the facility not being used was $2,115.

In June 2024, the Company signed a thirty-five month sublease agreement for a portion of its leased facility in Menlo Park, California. In connection with this agreement, the Company received a security deposit totaling $40, which is recorded as a component of long-term liabilities in the consolidated balance sheet. The lease commencement date was July 2024.

There were no ROU asset or leasehold improvement impairments recorded in the year ended December 31, 2023.

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

Some leases include an option to renew, with renewal terms that can extend the lease term by five years. The exercise of lease renewal options is at the Company’s sole discretion. None of these options to renew are recognized as part of the Company’s ROU asset or lease liability as of December 31, 2024 and 2023, as renewal was determined to not be reasonably assured. The depreciable life of assets and leasehold improvements are limited by the expected lease term. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. The Company recognizes amortization expense for finance leases over the lease term based on the terms of the lease agreement.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the adoption or commencement date, in determining the present value of lease payments.

The table below summarizes the Company’s lease costs for the years ended December 31, 2024 and 2023:

		Year Ended December 31,
Lease Costs	Classification	2024	2023
Finance lease cost:
Amortization of right-of-use assets	Cost of service and other revenue	$317	$337
Amortization of right-of-use assets	Selling, general and administrative	93	203
Amortization of right-of-use assets	Research and development	409	302
Interest on lease liabilities	Interest expense, net	131	142
Operating lease cost:
Sublease income	Selling, general and administrative	(204)	—
Rent expense	Cost of product revenue	106	113
Rent expense	Selling, general and administrative	2,263	3,144
Total lease cost		$3,115	$4,241

As of December 31, 2024, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

Maturity of operating lease liabilities	As of December 31, 2024
2025	$2,772
2026	2,615
2027	1,104
2028	436
2029	449
Thereafter	113
Total lease payments	$7,489
Less: discount to lease payments	(827)
Total operating lease liabilities	$6,662

As of December 31, 2024, future minimum commitments under ASC 842 under the Company’s financing leases were as follows:

Maturity of financing lease liabilities	As of December 31, 2024
2025	$635
2026	430
2027	383
2028	60
Total lease payments	$1,508
Less: discount to lease payments	(206)
Total financing lease liabilities	$1,302

The table below summarizes the weighted-average remaining lease term (in years), the weighted-average incremental borrowing rate (in percentages), as well as supplemental cash flow information related to leases for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
Lease Term, Discount Rates, and Other	2024		2023
Weighted average remaining lease term
Operating leases	3.1	years	3.8	years
Financing leases	2.7	years	2.9	years
Weighted average incremental borrowing rate
Operating leases	7.85%		7.85%
Financing leases	11.19%		9.58%
Cash payments of amounts included in lease liabilities
Operating cash flows from operating leases	$2,747		$3,130
Operating cash flows from finance leases	131		142
Financing cash flows from finance leases	1,022		664

(18) Reduction in force

In January of 2024, the Company initiated a workforce reduction in connection with certain operating expense cost savings initiatives implemented by the Company, including the consolidation of its facilities and the exit of its Menlo Park, California leased facility as discussed in Note 17 – Leases. This workforce reduction was substantially completed by the end of the first quarter of 2024.

During the three months ended March 31, 2024, the Company recorded $1,257 for charges related to this workforce reduction, and $140 of employee and equipment relocation costs associated with the Menlo Park, California exit, respectively, which were recorded in restructuring on the consolidated statements of operations. As of December 31, 2024, none of these workforce reduction charges remain unpaid.

In July 2024, the Company initiated a workforce reduction in connection with certain operating expense cost savings initiatives. This workforce reduction was substantially completed by the end of the third quarter of 2024.

During the three months ended September 30, 2024, the Company recorded $1,690 for charges related to this workforce reduction, which were recorded in restructuring on the consolidated statements of operations. As of December 31, 2024, $19 of these workforce reduction charges remain unpaid.

(19) Subsequent events

The Company has evaluated subsequent events from the consolidated balance sheet date through March 17, 2025, which is the date the consolidated financial statements were issued.

On January 9, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Quanterix Corporation, a Delaware corporation (“Quanterix”) and Wellfleet Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Quanterix (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Akoya (the “Merger”), with Akoya continuing as the surviving company and a wholly-owned subsidiary of Quanterix following the transaction.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), and as a result of the Merger, each share of common stock of Akoya issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 0.318 shares of common stock of Quanterix (the “Exchange Ratio”).

In addition, at the Effective Time and as a result of the Merger, the existing awards of restricted stock units in respect of Akoya common stock and of options to acquire Akoya common stock will be automatically converted into equivalent awards with respect to shares of common stock of Quanterix, subject to the same vesting schedule and other terms and conditions as existed prior to such conversion. The conversion of such equity awards (including, in the case of stock options, the exercise price thereof) will be based on the Exchange Ratio. However, equity awards that, by their existing terms, provide for vesting acceleration triggered in connection with the Merger will be so accelerated in accordance with such terms.

Upon completion of the Merger, Quanterix stockholders will own approximately 70%, and Akoya stockholders will own approximately 30%, of the shares of common stock of Quanterix on a fully diluted basis.

Pursuant to the terms of the Merger Agreement, as of the Effective Time, the board of directors of Quanterix will consist of nine individuals, including seven existing directors of Quanterix and two individuals to be nominated by Akoya prior to the Effective Time.

Each party’s obligation to implement the Merger is subject to certain customary conditions, including (i) the approval by Quanterix stockholders of the issuance of shares of Quanterix common stock in connection with the Merger; (ii) the adoption of the Merger Agreement by Akoya stockholders holding a majority of the outstanding shares of Akoya’s common stock; (iii) all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 having expired or been terminated; (iv) no law having been enacted or order issued that remains in effect and has the effect of enjoining or otherwise prohibiting the consummation of the Merger; (v) the truth and accuracy of the other party’s representations and warranties in the Merger Agreement, generally subject to certain materiality qualifiers set forth in the Merger Agreement; (vi) no Material Adverse Effect (as defined in the Merger Agreement) of the other party having occurred since the date of the Merger Agreement; (vii) the performance in all material respects by the other party of all of its covenants and agreements under the Merger Agreement; (viii) Quanterix’s registration statement on Form S-4 with respect to its shares of common stock to be delivered pursuant to the Merger Agreement having become effective and not subject to any stop order or action by the Securities and Exchange Commission (the “SEC”) seeking any stop order; and (ix) the submission by Quanterix to Nasdaq of a notification in respect of the shares of Quanterix common stock to be issued in connection with the Merger.

Each of Quanterix and Akoya have made customary representations, warranties and covenants. Consummation of the Merger is subject to certain customary closing conditions.

The parties have also agreed to use their reasonable best efforts to cooperate in good faith to enter into one or more agreements or instruments pursuant to which Quanterix would provide Akoya with bridge financing in an aggregate principal amount not to exceed $30,000 in the form of subordinated convertible notes, subject to Akoya having obtained any required consents and satisfied any other conditions under its existing credit facility.

The Merger Agreement contains certain termination rights for both the Quanterix and Akoya. Upon termination of the Merger Agreement by Quanterix under specified circumstances, Quanterix may be required to pay Akoya a termination fee of approximately $9,000. Upon termination of the Merger Agreement by Akoya under specified circumstances, Akoya may be required to pay Quanterix a termination fee of approximately $7,000.

The transaction is expected to close in the second quarter of 2025, assuming satisfaction of all conditions to the Merger.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2024.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fourth quarter of 2024, no directors or officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 of Form 10-K will be included in an amendment to this Annual Report on Form 10-K to be filed with the SEC on or before April 30, 2025.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K will be set forth in an amendment to this Annual Report on Form 10-K to be filed with the SEC on or before April 30, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K will be set forth in an amendment to this Annual Report on Form 10-K to be filed with the SEC on or before April 30, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K will be set forth in an amendment to this Annual Report on Form 10-K to be filed with the SEC on or before April 30, 2025.

Item 14. Principal Accountant’s Fees and Services

The information required by this Item 14 will be set forth in an amendment to this Annual Report on Form 10-K to be filed with the SEC on or before April 30, 2025.

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

(3) Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of January 9, 2025, by and among the Registrant, Quanterix Corporation and Wellfleet Merger Sub, Inc.	8-K	001-40344	2.1	1/10/2025
3.1	Amended and Restated Certificate of Incorporation	S-1	333-254760	3.3	3/26/2021
3.2	Amended and Restated Bylaws	8-K	001-40344	3.1	9/6/2023
4.1	Amended and Restated Investors’ Rights Agreement, dated September 27, 2019, by and among the Registrant and certain of its stockholders	S-1	333-254760	10.15	3/26/2021
4.2	Description of the Registrant’s capital stock	10-K	001-40344	4.2	3/7/2023
10.1+	Akoya Biosciences, Inc. 2015 Equity Incentive Plan, as amended, and form of stock option agreement thereunder	S-1	333-254760	10.1	3/26/2021
10.2+	Akoya Biosciences, Inc. 2021 Equity Incentive Plan and form of stock option agreement thereunder	S-1/A	333-254760	10.2	4/12/2021
10.3+	Akoya Biosciences, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-254760	10.3	4/12/2021
10.4+	Form Indemnification Agreement	8-K	001-40344	10.1	12/13/2024
10.5+	Offer Letter, dated June 28, 2017, by and between the Registrant and Brian McKelligon	S-1	333-254760	10.5	3/26/2021
10.6+	Letter Amendment, dated October 8, 2018, by and between the Registrant and Brian McKelligon	S-1	333-254760	10.6	3/26/2021
10.7+	Offer Letter, dated July 14, 2020, by and between the Registrant and Niroshan Ramachandran	S-1	333-254760	10.8	3/26/2021
10.8†	Exclusivity (Equity) Agreement, dated November 17, 2015, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-254760	10.9	3/26/2021
10.9†	Amendment No. 1 to the License Agreement, dated November 18, 2016, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-254760	10.10	3/26/2021
10.10†	License and Royalty Agreement, dated September 28, 2018, by and among the Registrant, PerkinElmer Health Sciences, Inc., Cambridge Research & Instrumentation, Inc. and VisEn Medical Inc.	S-1	333-254760	10.11	3/26/2021
10.11†	Exclusive Patent License Agreement, dated June 26, 2018, by and between the Registrant and the University of Washington	S-1	333-254760	10.13	3/26/2021
10.12	Credit and Security Agreement, dated October 27, 2020, by and between the Registrant and Midcap Financial Trust	S-1	333-254760	10.14	3/26/2021
10.13	Amended and Restated Investors’ Rights Agreement, dated September 27, 2019, by and among the Registrant and certain of its stockholders	S-1	333-254760	10.15	3/26/2021
10.14	Amendment No. 1 to Credit and Security Agreement, dated March 21, 2022, by and between the Registrant and Midcap Financial Trust	10-Q	001-40344	10.1	8/9/2022
10.15	Amendment No. 2 to Credit and Security Agreement, dated June 1, 2022, by and between the Registrant and Midcap Financial Trust	8-K	001-40344	10.1	6/2/2022

10.16	Equity Distribution Agreement dated November 7, 2022, by and between the Registrant and Piper Sandler & Co.	S-3	333-268214	1.2	11/7/2022
10.17	Amendment No. 3 to Credit and Security Agreement, dated November 7, 2022, by and between the Registrant and Midcap Financial Trust	10-K	001-40344	10.22	3/6/2023
10.18+	Executive Severance Plan, effective March 23, 2022.	8-K	001-40344	10.1	3/29/2022
10.19+	Offer Letter, dated January 30, 2023, by and between the Registrant and Johnny Ek	10-Q	001-40344	10.1	5/9/2023
10.20+	Offer Letter, dated January 31, 2023, by and between the Registrant and Jennifer Kamocsay	10-Q	001-40344	10.2	5/9/2023
10.21+	Offer Letter, dated September 16, 2021, by and between the Registrant and Pascal Bamford					X
10.22+	Director Compensation Policy, adopted October 2, 2024					X
10.23	Amendment No. 4 to Credit and Security Agreement, dated July 31, 2024, by and between the Registrant and Midcap Financial Trust	10-Q	001-40344	10.1	11/14/2024
10.24	Amendment No. 5 to Credit and Security Agreement, dated November 1, 2024, by and between the Registrant and Midcap Financial Trust					X
10.25	Voting and Support Agreement, dated January 9, 2025, by and among the Registrant and each of the individuals and entities parties thereto	8-K	001-40344	10.1	1/10/2025
19.1	Insider Trading Policy, adopted May 18, 2023					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1 *	Certifications of the Principal Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Clawback Policy, adopted August 31, 2023	10-K	001-40344	97.1	3/5/2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Management contract or compensatory plan or arrangement.
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

Akoya Biosciences, Inc.

Date: March 17, 2025	By:	/s/ Brian McKelligon
Brian McKelligon
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 17, 2025	By:	/s/ Johnny Ek
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

Name	Title	Date

/s/ Brian McKelligon	President, Chief Executive Officer and Director	March 17, 2025
Brian McKelligon	(Principal Executive Officer)

/s/ Johnny Ek	Chief Financial Officer	March 17, 2025
Johnny Ek

/s/ Scott Mendel	Chair of the Board	March 17, 2025
Scott Mendel

/s/ Myla Lai-Goldman, MD	Director	March 17, 2025
Myla Lai-Goldman, MD

/s/ Thomas Raffin, MD	Director	March 17, 2025
Thomas Raffin, MD

/s/ Thomas P. Schnettler	Director	March 17, 2025
Thomas P. Schnettler

/s/ Robert G. Shepler	Director	March 17, 2025
Robert G. Shepler

/s/ Matthew Winkler, PhD	Director	March 17, 2025
Matthew Winkler, PhD