Form 10-K/A
period 2024-12-31
Akoya Biosciences, Inc.
filed 2025-04-28
CIK 1711933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

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

Number of shares of the registrant’s common shares outstanding at April 14, 2025: 49,875,399

Auditor Name	Auditor Location	Auditor Firm ID
RSM US LLP	Boston, Massachusetts	(PCAOB ID 49)

EXPLANATORY NOTE

Akoya Biosciences, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the Securities Exchange Commission (the “SEC”) on March 17, 2025 (the “Original Form 10-K”), to provide the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on the General Instructions to Form 10-K, which permits the information in Part III to be incorporated in Form 10-K by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC no later than 120 days after the end of the fiscal year.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are being filed and furnished, respectively, as exhibits to this Amendment No. 1 under Item 15 of Part IV. Because this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 4 and 5 of the Section 302 certifications have been omitted. As a result, Item 15 of Part IV has been amended to reflect the filing and furnishing of these new certifications.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other information contained or incorporated in the Original Form 10-K, including the exhibits thereto, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

In this Amendment No. 1, we provide our website address, www.akoyabio.com, to disclose that certain information is available on our website. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Amendment No. 1, and references to our website address in this Amendment No. 1 are inactive textual references only.

i

AKOYA BIOSCIENCES, INC.

ii

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Board of Directors and Corporate Governance

Our business affairs are managed under the direction of our board of directors, which is currently comprised of seven members, five of whom are “independent” under the listing standards of the Nasdaq Stock Market LLC (“Nasdaq”). Our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, a class of directors is elected for a three-year term to succeed the same class whose term is then expiring.

The following table sets forth the names, ages as of April 14, 2025, and certain other information for each of our directors.

Name	Class	Age	Position	Since	Expires
Directors
Matthew Winkler, PhD.(1)(2)(4)	I	72	Director	2017	2025
Myla Lai-Goldman, M.D.(1)(2)(4)	II	67	Director	2021	2026
Brian McKelligon	II	56	President, Chief Executive Officer and Director	2017	2026
Thomas Raffin, M.D.	II	78	Director	2015	2026
Scott Mendel(1)(2)(3)	III	58	Chair of the Board	2021	2027
Thomas P. Schnettler(3)	III	68	Director	2019	2027
Robert Shepler(3)	III	68	Director	2015	2027
(1)	Member of our audit committee
(2)	Member of our compensation committee
(3)	Member of our nominating and corporate governance committee
(4)	Member of our innovation and technology committee

Directors

Scott Mendel. Mr. Mendel has served as a member of our board of directors since June 2021, including serving as the chairman of our board since October 2024, and has over 30 years of financial and operational leadership experience. Mr. Mendel served as President and Chief Executive Officer and a member of the board of directors of GenMark Diagnostics, Inc., a molecular diagnostics company, from May 2020 until its acquisition by Roche in April 2021, and as President of GenMark following the acquisition until September 2021. From May 2014 to May 2020, Mr. Mendel also served in various roles of ascending responsibility with GenMark, including as interim Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Prior to joining GenMark, Mr. Mendel served as the Chief Financial Officer of The Active Network, Inc., a global software as a service (SaaS) company that provides technology to organizers of events and activities, from March 2010 through its acquisition by the private-equity firm Vista Equity Partners in December 2013. Prior to joining The Active Network, Mr. Mendel held finance positions at General Electric, a diversified technology, media and financial services company, for over 20 years, including Chief Financial Officer from March 2003 to March 2010 for General Electric’s Healthcare IT division, a leading provider of medical technologies and services. Mr. Mendel has served on the boards of Pattern Bioscience, Inc., a rapid diagnosis and antibiotic susceptibility testing company, since May 2024 and Quantum-Si Incorporated, a public protein sequencing company, since May 2023, and previously served as a director of Visby Medical, Inc., a diagnostics company. Mr. Mendel earned a B.S. in finance from Indiana University and an M.B.A. from Northwestern University’s Kellogg School of Management. The board of directors believes Mr. Mendel’s financial expertise and experience in the medical technology industry qualify him to serve as a director.

Thomas P. Schnettler. Mr. Schnettler has served as a member of our board of directors since September 2019. Mr. Schnettler is vice chairman of Piper Sandler Companies, president of Piper Sandler Investment Group, and a managing director in the merchant banking group and has served in various leadership roles at Piper Sandler since June 1990, including serving as the President and Chief Operating Officer and Chief Financial Officer. Earlier in his career, he co-founded and led the healthcare investment banking group.

Mr. Schnettler previously served on the board of Paragon 28, a public healthcare company, from July 2020 to April 2025. Mr. Schnettler has also served on the board of, or held board observation responsibility for, Torax Medical, Sapphire Digital, Sport Ngin, Xenex Disinfection Services, Elligo Health Research, Moxe Health and Integrity Orthopaedics, Inc. Mr. Schnettler graduated from Saint John’s University in Collegeville, Minnesota and holds a Juris Doctor degree from Harvard Law School. The board of directors believes that Mr. Schnettler is qualified to serve on our board of directors because of his experiences in finance and the healthcare sector, including serving as an executive at an investment bank.

Robert Shepler. Mr. Shepler has served as a member of our board of directors since November 2015. Mr. Shepler was a founder and served as a Managing Director of Telegraph Hill Partners, a growth equity/ late- stage venture capital investment firm focused exclusively on healthcare related companies, since its inception in 2001 until August 2020 when he became Partner Emeritus. Prior to Telegraph Hill Partners, Mr. Shepler was a principal in the investment firm of Mackowski & Shepler and an officer in the investment banking division of Merrill Lynch & Co. In addition to Akoya, Mr. Shepler currently serves on the board of directors of Dynex Technologies, Inc. Previously, Mr. Shepler has been a director on the boards of Agena Biosciences, Inc., LDR Holding Corporation, Applied Precision, Inc., SAGE Labs, Inc., Vidacare Corporation, Endoscopic Technologies, Inc., AcroMetrix, Inc., Aurora Discovery, Inc., Kinetikos Medical, Inc., RareCyte, Inc., ReloAction, Inc., Reading Glass Company, Inc., One Body, Inc., Microinterventional Systems, Inc., R.D. Percy & Company, Inc. and was chairman of Genomic Solutions, Inc. Mr. Shepler received a B.A. from Duke University and an M.B.A. from New York University. The board of directors believes that Mr. Shepler is qualified to serve on our board of directors because of his substantial experience as a venture capitalist and as a director of publicly traded and privately held companies.

Myla Lai-Goldman, M.D. Dr. Lai-Goldman has served as a member of our board of directors since September 2021. Dr. Lai-Goldman is the chair of GeneCentric Therapeutics, Inc., a precision medicine company, where she previously served as CEO and President since June 2011. She is also managing partner of Personalized Science, LLC, a clinical diagnostic consulting company that she founded in 2008. Additionally, Dr. Lai-Goldman is a Venture Partner of Hatteras Venture Partners, a venture capital firm with a focus on biopharmaceuticals, medical devices, diagnostics, and related opportunities in human medicine. Previously, Dr. Lai-Goldman was CEO and Chief Scientific Officer of CancerGuide Diagnostics, Inc. Before joining CancerGuide Diagnostics, she held various roles including Executive Vice President, Chief Medical Officer and Chief Scientific Officer at Laboratory Corporation of America Holdings (LabCorp) and its predecessor company, Roche Biomedical Laboratories, Inc. Dr. Lai-Goldman has served on the board of directors of West Pharmaceutical Services, Inc., a public pharmaceutical company, since 2014, NovoPath Inc. since 2022 and Mercy BioAnalytics, Inc. since 2023. Dr. Lai-Goldman is Board- certified in anatomic and clinical pathology. Dr. Lai-Goldman is a recognized author and speaker on clinical diagnostics and has substantial leadership experience at companies like those that our Company serves. Dr. Lai-Goldman spent more than 18 years at LabCorp where she served on LabCorp’s Executive and Management Committees, with strategic and operations responsibilities for three major genomic laboratories comprising more than 700 people. During her tenure at LabCorp, she led all clinical, scientific and medical activities, including the introduction of more than 400 clinical assays. Her experience includes the development of partnerships, licensing and acquisitions. The board of directors believes Dr. Lai-Goldman is qualified to serve as a director due to her experience as a physician, researcher and corporate executive.

Brian McKelligon. Mr. McKelligon has served as our Chief Executive Officer and a member of our board of directors since July 2017. Prior to joining Akoya, Mr. McKelligon led corporate and business development at Cellular Dynamics International, a privately-held life sciences company acquired by FUJIFilm, with a focus on the development and partnering of cell therapy programs, from April 2016 to June 2017. Prior to that, Mr. McKelligon was the Vice President of Sales and Support at 10X Genomics, Inc. from April 2015 to April 2016, and the Vice President of Sales and Support at Thermo Fisher and Life Technologies (through their acquisition of Ion Torrent) from January 2010 to March 2015. Mr. McKelligon received a B.S. in combined sciences from Santa Clara University. The board of directors believes that Mr. McKelligon is qualified to serve on our board of directors because of his experience as our Chief Executive Officer, industry knowledge and previous experience.

Thomas Raffin, M.D. Dr. Raffin has served as a member of our board of directors since November 2015. Dr. Raffin has spent 25 years on the faculty at Stanford University School of Medicine, where he is the Colleen and Robert Haas Professor Emeritus of Medicine and Biomedical Ethics and was Chief of the Division of Pulmonary and Critical Care Medicine and Co-Director Emeritus of the Stanford Center for Biomedical Ethics. Over the past two decades, Dr. Raffin has worked extensively in the healthcare and medical device business sectors and was an advisor to Cell Therapeutics Inc. from 1993 to 1997, Broncus Technologies from 1997 to 2004, iMedica from 1998 to 2002, and Inhale Technologies from 1998 to 2001. He co-founded Rigel Pharmaceuticals, a publicly traded company, in 1996. He is currently on the board of InvisALERT Solutions and is on the board of directors of LYRIC Center for Youth. Dr. Raffin previously served on the board of directors of Lumos Pharma from 1999 to December 2024. In 2001, he co-founded

Telegraph Hill Partners, a San Francisco life sciences private equity firm as a General Partner, where he is currently a Venture Partner of certain of the firm’s funds and a General Partner of the funds holding Akoya stock. Dr. Raffin has been a director of the following Telegraph Hill Partners private portfolio companies: AngioScore, Inc., Confirma, Inc., Freedom Innovations, LDR Holding Corporation and PneumRx, Inc. Dr. Raffin also worked closely with the Telegraph Hill Partners private portfolio companies Vidacare and Estech. Dr. Raffin received a B.A. from Stanford University and an M.D. from Stanford University School of Medicine and did his medical residency at the Peter Bent Brigham Hospital (now Mass General Brigham) in Boston, MA. The board of directors believe Dr. Raffin is qualified to serve on our board of directors because of his extensive experience in the biotechnology and healthcare industries, his service on a number of boards which provides an important perspective on operations and corporate governance matters, and his experience in the practice of medicine and academics.

Matthew Winkler, Ph.D. Dr. Winkler has served on our board of directors since July 2017. Dr. Winkler most recently served as chairman of Asuragen, a company he founded, until its sale in 2021 to BioTechne and previously served as CEO from 2006 until 2013. He also founded Mirna Therapeutics and Ambion, Inc. Ambion was acquired in 2006 by Applied Biosystems, now Thermo Fisher Scientific. Dr. Winkler currently serves on the board of directors of several nonprofits, including The Breakthrough Institute and Revive and Restore, all from 2017 to present. Dr. Winkler was an Assistant and Associate Professor (1983-1991) in the Department of Zoology at the University of Texas at Austin, where he is also currently a member of several advisory boards. Dr. Winkler received his B.S. in Genetics and a Ph.D. in Zoology from the University of California at Berkeley. The board of directors believes that Dr. Winkler is qualified to serve on our board of directors due to his extensive operational experience with global life sciences companies, and particularly his expertise in business development and corporate strategy.

Corporate Governance

We are committed to maintaining strong corporate governance practices that drive effective functioning of the board of directors in its oversight role, promote the long-term interests of our stockholders and strengthen board and management accountability. Our governance practices are documented in our corporate governance guidelines, which address the role and composition of our board of directors and the functioning of the board and its committees. You can find our governance documents, including our corporate governance guidelines and our code of business conduct and ethics, on our website www.akoyabio.com under “Company — Investors — Governance — Documents and Charters.” Our board regularly reviews and updates our governance materials in light of legal and regulatory requirements, evolving best practices and other developments.

Committees of the Board of Directors

Our board of directors has four standing committees: the audit committee, the compensation committee, the nominating and corporate governance committee and the innovation and technology committee. Our board of directors may also establish other committees from time to time to assist the board of directors. As of the date of this Amendment No. 1, the composition and functioning of all of our committees comply with all applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. The charters for our audit committee, compensation committee and nominating and corporate governance committee are available on the Investor Relations section of our website at https://investors.akoyabio.com under Governance — Documents and Charters.

Audit Committee

The members of our audit committee are Mr. Mendel and Drs. Lai-Goldman and Winkler, with Mr. Mendel serving as chair. The audit committee met four times during 2024, and each member attended all meetings. Our board of directors has determined that each member of the audit committee has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Mr. Mendel as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee meets the independence requirements for audit committees required under Section 10A of the Exchange Act and the applicable Nasdaq rules, and our board of directors has determined that each member of the audit committee is “independent” under such requirements. The audit committee’s responsibilities include:

●	appointing, approving the compensation of and assessing the independence of our independent registered public accounting firm;

●	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
●	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;
●	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
●	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
●	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
●	recommending, based upon the audit committee’s review and discussions with management and our independent registered public accounting firm, whether our audited financial statements are included in our Annual Report on Form 10-K;
●	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
●	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
●	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions;
●	reviewing our cybersecurity and other information technology risks, controls and procedures, including our plans to mitigate cybersecurity risks and to respond to data breaches; and
●	reviewing quarterly earnings releases.

Compensation Committee

The members of our compensation committee are Mr. Mendel and Drs. Lai-Goldman and Winkler, with Mr. Mendel serving as chair. The compensation committee met four times during 2024, and each member attended all meetings. Our board of directors has determined that each member of the compensation committee is independent” as that term is defined in SEC and Nasdaq rules, meets the heightened independence requirements for compensation committee purposes under Section 10C of the Exchange Act and related SEC and Nasdaq rules, and is considered a “non-employee director” under Rule 16b-3 under the Exchange Act. The compensation committee’s responsibilities include:

●	reviewing and approving our philosophy, policies and plans with respect to the compensation of our chief executive officer;
●	making recommendations to our board of directors with respect to the compensation of our chief executive officer and our other executive officers;
●	reviewing and assessing the independence of compensation advisors;
●	overseeing and administering our equity incentive plans and reviewing and making recommendations to our board of directors regarding equity awards to eligible individuals under such plans;
●	reviewing and making recommendations to our board of directors with respect to director compensation;
●	overseeing the administration of our clawback policy, and reviewing and recommending changes in the policy to the board of directors for approval from time to time as appropriate; and

●	preparing the compensation committee reports required by the SEC, including our “Executive Compensation” disclosure.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Messrs. Mendel, Schnettler and Shepler, with Mr. Schnettler serving as chair. The nominating and corporate governance committee met five times during 2024, and each member attended all meetings. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in Nasdaq rules. The nominating and corporate governance committee’s responsibilities include:

●	developing and recommending to the board of directors criteria for board and committee membership;
●	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;
●	reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;
●	identifying and screening individuals qualified to become members of the board of directors, accounting for the appropriate balance of knowledge, experience, skills, expertise and tenure;
●	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;
●	developing and recommending to the board of directors a code of business conduct and ethics and a set of corporate governance guidelines;
●	overseeing and making recommendations to the board of directors regarding compliance with rules and regulations promulgated by the SEC and Nasdaq relating to environmental, social and governance matters relevant to our business; and
●	overseeing the evaluation of our board of directors and management.

Innovation and Technology Committee

The members of our innovation and technology committee are Drs. Lai-Goldman and Winkler, with Dr. Lai-Goldman serving as chair. Dr. Nolan served as a member of the committee prior to departing our board of directors in January 2024. The innovation and technology committee met four times during 2024, and each member attended all meetings. The innovation and technology committee’s responsibilities include:

●	reviewing, evaluating and advising the board of directors regarding our technology roadmap and the quality and direction of our research and development, scientific, innovation and technology initiatives;
●	endeavoring to identify and discuss significant emerging science and technology issues and trends;
●	recommending approaches for acquiring and maintaining advantageous research and development and technology positions (including but not limited to contracts, grants, collaborative efforts, alliances and venture capital) and prioritizing related investments;
●	regularly reviewing our pipeline of research and development programs; and
●	providing management prompt and ongoing feedback on our advancing clinical strategy and proposing strategies to catalyze and accelerate our clinical and diagnostics roadmap.

Scientific Advisory Board

In January 2024, we established a Scientific Advisory Board (“SAB”) to provide strategic guidance to the Company. The current members of the SAB are Dr. James Allison, Dr. Padmanee Sharma and our former director, Dr. Garry Nolan, with Dr. Nolan serving as chair.

Director Nomination Process

The nominating and corporate governance committee uses the following procedures to identify and evaluate any individual recommended or offered for nomination to the board of directors. In its evaluation of director candidates, including the members of the board of directors eligible for re-election, the nominating and corporate governance committee considers the following:

●	individual qualifications, including relevant career experience, strength of character, maturity of judgment and familiarity with the Company’s business and industry;
●	the experience and expertise of the Company’s current directors; and
●	all other factors it considers appropriate, which may include a candidate’s background, existing commitments to other businesses, potential conflicts of interest, corporate governance background, financial and accounting background, and executive compensation background, legal considerations and the size, composition and combined expertise of the existing board of directors.

The board of directors, with the assistance of the nominating and corporate governance committee, monitors the mix of specific experiences, qualifications and skills of its directors in order to assure that the board of directors, as a whole, has the necessary tools to perform its oversight function effectively in light of the Company’s business and structure. Both the nominating and corporate governance committee and the board of directors seek the talents and backgrounds that would be most helpful to us in selecting director nominees. In particular, the nominating and corporate governance committee, when recommending director candidates to the full board of directors for nomination, may consider whether a director candidate, if elected, assists in achieving a mix of board of directors’ members that represents a variety of background and experience. The Company has never received a director nomination proposal from a stockholder. Although the nominating and corporate governance committee has not adopted a formal policy with respect to stockholder nominees, the nominating and corporate governance committee expects that the evaluation process for a stockholder nominee would be similar to the process outlined above.

Stockholder Recommendations for Nominations to the Board

A stockholder that wishes to recommend a candidate for consideration by the nominating and corporate governance committee as a potential candidate for director must direct the recommendation in writing to Akoya Biosciences, Inc., 100 Campus Drive, 6th Floor, Marlborough, MA 01752, Attention: Corporate Secretary, and must include, among other things, the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, class and number of shares of our capital stock that are held by the nominee, a signed letter from the candidate confirming willingness to serve, information regarding any relationships between us and the candidate and evidence of the recommending stockholder’s ownership of our stock. Such recommendation must also include a statement from the recommending stockholder in support of the candidate, particularly within the context of the criteria for board membership, including issues of character, integrity, judgment, and breadth of experience, independence, area of expertise, corporate experience, potential conflicts of interest, other commitments and the like, personal references and such other information required under our amended and restated bylaws. Our board of directors will consider the recommendation but will not be obligated to take any further action with respect to the recommendation.

Communications with our Board of Directors

Stockholders seeking to communicate with our board of directors should submit their written comments to our corporate secretary, Akoya Biosciences, Inc., 100 Campus Drive, 6th Floor, Marlborough, MA 01752. The corporate secretary will forward such communications to each member of our board of directors; provided that, if in the opinion of our corporate secretary it would be inappropriate to send a particular stockholder communication to a specific director, such communication will only be sent to the remaining directors (subject to the remaining directors concurring with such opinion).

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on the Investor Relations section of our website at www.akoyabio.com under Governance — Documents and Charters. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K within four business days of such amendment or waiver.

Insider Trading Policy

We have adopted policies and procedures, including an insider training policy, which together govern the purchase, sale and/or other dispositions of our securities by directors, officers, employees and other covered persons, as well as by the Company. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. Our insider trading policy is included as Exhibit 19.1 to our Original Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms furnished to us and the written representations from certain of the reporting persons that no other reports were required during the year ended December 31, 2024, we believe that all executive officers, directors and greater than ten-percent beneficial owners complied with the reporting requirements of Section 16(a), except that one late Form 4 report was filed for each of Brian McKelligon, Johnny Ek, Jennifer Kamocsay, Frederic Pla, and Niroshan Ramachandran on March 1, 2024, which reported one late transaction each.

Our Executive Officers

The following table sets forth information regarding our executive officers as of April 14, 2025.

Name	Age	Position(s)
Brian McKelligon	56	President and Chief Executive Officer and Director
Johnny Ek	50	Chief Financial Officer
Jennifer Kamocsay	54	Chief Legal Officer
Niro Ramachandran, Ph.D.	50	Chief Business Officer
Pascal Bamford, Ph.D.	52	Chief Clinical Officer

Brian McKelligon. Please see the biographical information provided above in the section entitled “Board of Directors and Corporate Governance.”

Johnny Ek. Mr. Ek has served as our Chief Financial Officer since March 2023. Prior to joining our Company, Mr. Ek served as Chief Financial Officer of Specific Diagnostics, Inc., a producer of a rapid antimicrobial susceptibility test, from August 2021 until its acquisition by bioMérieux SA, a French multinational biotechnology company, in May 2022 and served as Chief Financial Officer of the Specific Diagnostics business unit following the acquisition until March 2023. From February 2019 until its acquisition by Roche Holding AG in August 2021, he served as Chief Financial Officer of GenMark Diagnostics, Inc., a provider of multiplex molecular diagnostic solutions. Prior to serving as GenMark’s Chief Financial Officer, Mr. Ek served as GenMark’s Vice President, Finance and Accounting and Corporate Controller from November 2013 to February 2019. Prior to that, Mr. Ek served as Vice President and International Controller for Affymetrix, Inc., a leading provider of cellular and genetic analysis products, from May 2013 to November 2013 and as Controller of eBioscience, Inc., a privately held provider of flow cytometry and immunoassay reagents, from October 2010 through eBioscience’s acquisition by Affymetrix in May 2013. Prior to joining eBioscience, Mr. Ek held various roles with Ernst & Young LLP from May 2001 to October 2010. Mr. Ek is a licensed Certified Public Accountant, and holds a B.S. in finance from Brigham Young University and a Master’s degree in accountancy from the University of Notre Dame’s Mendoza College of Business.

Jennifer Kamocsay. Ms. Kamocsay has served as our Chief Legal Officer since February 2023. Prior to joining our Company, Ms. Kamocsay most recently served as General Counsel of Rubius Therapeutics, Inc. from October 2022 to February 2023, where she was responsible for overseeing and managing all of Rubius’ legal affairs. Prior to serving as General Counsel, Ms. Kamocsay held positions of increasing responsibility within Rubius’ legal department since October 2020. Before joining Rubius, from March 2018 to October 2020, Ms. Kamocsay was Associate General Counsel for Progress Software Corporation where she oversaw the company’s corporate, securities law and mergers and acquisitions activities. Ms. Kamocsay began her legal career at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP, where she represented public and private company clients in the biotechnology and pharmaceutical industries on mergers and acquisitions, securities law and corporate governance matters. Ms. Kamocsay holds a B.A. in History from the University of California, Los Angeles and a J.D. from Northeastern University School of Law.

Niro Ramachandran, Ph.D. Dr. Ramachandran has served as our Chief Business Officer since August 2020. Prior to joining our Company, Dr. Ramachandran served as Vice President of the spatial biology business unit at Nanostring Technologies, Inc., a life sciences company that specializes in development of cancer diagnostics tools, from July 2014 to July 2020. Prior to that, Dr. Ramachandran led product development for the protein business unit at Life Technologies (which was acquired by Thermo Fisher) from August 2008 to July 2014. Dr. Ramachandran received his Hon. BSc. in Biochemistry from University of Toronto, and Ph.D. from University of Windsor. He completed his post doctorate work at the Harvard Institute of Proteomics, Harvard University.

Pascal Bamford, Ph.D. Dr. Bamford has served as our Chief Clinical Officer since August 2024. Prior to his appointment as Chief Clinical Officer, Dr. Bamford served as our Senior Vice President of Research and Development and Laboratory Operations, from September 2021 to August 2024. Prior to joining our Company, he served as Senior Vice President of Products and Services Research and Development at Genomic Health, Inc., a provider of genomic-based diagnostic tests, from June 2019 until its acquisition by Exact Sciences Corp., a molecular diagnostics company, in November 2019, and as Senior Vice President of Products and Services Research and Development at Exact Sciences, following the acquisition until June 2021. Previously, Dr. Bamford held positions of increasing responsibility at Epic Sciences, Inc., a diagnostics company, from April 2014 to June 2019, most recently as Chief Scientific Officer and Head of Laboratory Operations. Prior to that, Dr. Bamford served in various roles at Ventana Medical Systems, Inc., a medical device company, from May 2009 to April 2014 and as Director of Imaging Development at Monogen, Inc., a diagnostic products company, from January 2005 until March 2009. Dr. Bamford holds a Master’s degree in engineering from the University of Bristol, UK, and Ecole Nationale Supérieure des Télécommunications, France, and a Ph.D. in cell image analysis from the University of Queensland, Australia.

Item 11. Executive Compensation

Processes and Procedures for Compensation Decisions

Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions. Typically, our chief executive officer makes recommendations to our compensation committee, often attends committee meetings and is involved in the determination of compensation for the respective executive officers who report to him, except that the chief executive officer does not make recommendations as to his own compensation. Our chief executive officer makes recommendations to our compensation committee regarding short- and long-term compensation for all executive officers (other than himself) based on our results, an individual executive officer’s contribution toward these results and performance toward individual goal achievement. Our compensation committee then reviews the recommendations and other data and makes decisions as to total compensation for each executive officer, as well as each individual compensation component. Our compensation committee reviews and approves, or makes recommendations for approval by the independent members of the board of directors regarding, the compensation of each executive officer, including our chief executive officer.

Our compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies. In 2024, our compensation committee engaged Alpine Rewards, an independent compensation consultant, to provide information, recommendations and other advice relating to director and executive compensation on an ongoing basis. Alpine Rewards serves at the discretion of our compensation committee. Alpine Rewards was engaged to assist in developing an appropriate group of peer companies to help us determine the appropriate level of overall compensation for our directors and executive officers, as well as assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our directors and executive officers is competitive and fair.

Our named executive officers for 2024, which consist of our principal executive officer and our next two most highly compensated executive officers, were as follows:

●	Brian McKelligon, our chief executive officer;
●	Johnny Ek, our chief financial officer; and
●	Niroshan Ramachandran, our chief business officer.

2024 Summary Compensation Table

The following table sets forth information concerning the compensation paid to, or earned by, our named executive officers for the fiscal years ended December 31, 2024 and 2023.

							Non-Equity
					Stock	Option	Plan	All Other
Name and Principal				Bonus	Awards	Awards	Compensation	Compensation
Position	Year	Salary ($)		($)	($)(1)	($)(2)	($)(3)	($)		Total ($)
Brian McKelligon	2023	542,500		—	984,000	1,080,613	307,125	5,361	(5)	2,919,599
Chief Executive Officer	2024	546,000		—	940,625	649,302	233,415	5,361	(5)	2,374,703

Johnny Ek	2023	313,889	(4)	—	1,216,000	659,760	118,269	1,826	(6)	2,309,744
Chief Financial Officer	2024	400,000		—	376,250	259,721	114,000	3,131	(6)	1,153,102

Niroshan Ramachandran	2024	425,250		—	376,250	259,721	121,196	10,108	(6)	1,192,525
Chief Business Officer
(1)	Amounts represent the grant date fair value of restricted stock unit awards (RSUs) granted, calculated in accordance with FASB ASC Topic 718. The assumptions used to calculate the value of such awards are included in Note 10 to our audited financial statements included in the Original Form 10-K. The grant date fair value of each RSU award is measured based on the closing price of our common stock on the date of grant. The amounts reported in this column do not necessarily reflect the actual economic value that may be realized by the named executive officers upon vesting of the RSUs.
(2)	Represents the grant date fair value of the stock options granted, computed in accordance with FASB ASC Topic 718. The assumptions used to calculate the value of such awards are included in Note 10 to our audited financial statements included in the Original Form 10-K. The amounts reported in this column do not necessarily reflect the actual economic value that may be realized by the named executive officers upon exercise of the options.
(3)	Amounts reported represent annual performance bonuses based upon the board of directors’ assessment of achievement of corporate objectives for the years shown. For Mr. Ek, the amount reported for the year ended December 31, 2023 reflects his annual performance bonus for that year prorated for the period March 20, 2023 through December 31, 2023.
(4)	Amount reported for Mr. Ek for 2023 represents the prorated portion of his annual base salary of $400,000 earned after commencing his employment with us in March 2023.
(5)	Represents group term life insurance premiums in excess of statutory limits.
(6)	Represents group term life insurance premiums in excess of statutory limits and the Company’s match on contributions made to our 401(k) plan.

Employment arrangements

This section contains a description of the material terms of the employment arrangements with our NEOs. Each of our NEOs signed an offer letter with us, which provides for at-will employment and sets forth other terms of employment, including the initial base salary, target incentive opportunity and the terms of the NEO’s initial equity grant. In addition, each of our NEOs executed a form of our standard Confidential Information and Inventions Assignment Agreement. Each of our NEOs are also party to the Company’s Executive Severance Plan, the terms of which are described further below.

Brian McKelligon

On June 28, 2017, we entered into an employment offer letter with Brian McKelligon, who currently serves as our president and chief executive officer. Mr. McKelligon’s employment offer letter provides for at- will employment and sets forth his initial annual base salary, target bonus and stock option grant, as well as his eligibility to participate in our benefit plans generally. Mr. McKelligon’s annual base salary for 2024 was $546,000 and his annual bonus target was 75% of this annual salary. Mr. McKelligon is also subject to our standard Confidential Information and Inventions Assignment Agreement regarding ownership of intellectual property.

In the event of a change in control, Mr. McKelligon will be entitled to receive full acceleration of his unvested stock options and other equity awards.

Johnny Ek

On January 30, 2023, we entered into an employment offer letter with Johnny Ek, who currently serves as our chief financial officer. Mr. Ek’s employment offer letter provides for at-will employment and sets forth his initial annual base salary, target bonus and equity grant, as well as his eligibility to participate in our benefit plans generally. Mr. Ek’s annual base salary for 2024 was $400,000 and his annual target bonus was 50% of this annual salary.

Mr. Ek is also subject to our standard Confidential Information and Inventions Assignment Agreement regarding ownership of intellectual property.

Niroshan Ramachandran

On July 14, 2020, we entered into an employment offer letter with Niroshan Ramachandran, who currently services as our chief business officer. Dr. Ramachandran’s employment offer letter provides for at-will employment and sets forth his initial annual base salary, target bonus and stock option grant, as well as his eligibility to participate in our benefit plans generally. Dr. Ramachandran’s annual base salary for 2024 was $425,250 and his annual target bonus was 50% of this annual salary. Dr. Ramachandran is also subject to our standard Confidential Information and Inventions Assignment Agreement regarding ownership of intellectual property.

Other elements of compensation

Fiscal year 2024 annual bonus

We provide our executives an opportunity to earn annual cash bonuses to motivate and reward achievements of certain corporate and individual performance goals for each fiscal year. The target bonus, expressed as a percentage of eligible base salary, for Messrs. McKelligon and Ek and Dr. Ramachandran was 75%, 50% and 50%, respectively, for fiscal year 2024.

Based on our level of achievement of the financial and corporate targets established by our board of directors for fiscal year 2024, our compensation committee determined that each of Messrs. McKelligon’s and Ek’s and Dr. Ramachandran’s bonus amount relating to corporate performance would be paid out at 57% of target. The actual cash bonuses paid for 2024 performance are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

Fiscal year 2024 equity awards

On February 22, 2024 we granted stock options and RSUs to our named executive officers. The stock options vest as to one-fourth of the shares on February 22, 2025 and the remaining shares in 36 equal monthly installments measured from February 22, 2025, subject to the recipient’s continuous service with us as of each such vesting date. The RSUs granted in February 2024 vest as to one-fourth of the shares on March 1, 2025 and the remaining shares in three equal annual installments measured from March 1, 2025, subject to the recipient’s continuous service with us as of each such vesting date. On November 19, 2024 we granted RSUs to our named executive officers. The RSUs granted in November 2024 vest as to one-half of the shares on December 1, 2025 and the remaining shares in four equal quarterly installments measured from December 1, 2025, subject to the recipient’s continuous service with us as of each such vesting date.

As described above, in the event of a change in control, Mr. McKelligon will be entitled to receive full acceleration of his unvested stock options and other equity awards. Pursuant to the terms of our Executive Severance Plan, as further described below, all of our executive officers will be entitled to vesting acceleration of their equity awards in the event of a qualified termination of employment in connection with a change in control.

Severance Plan

On March 23, 2022, our board of directors adopted the Akoya Biosciences, Inc. Executive Severance Plan (the “Severance Plan”), which covers our Section 16 officers, including Messrs. McKelligon and Ek and Dr. Ramachandran.

A Severance Plan participant will receive severance benefits (in addition to any accrued paid time off and base salary through the last day of employment) if his or her employment is terminated involuntarily by the Company other than under circumstances constituting “cause” or due to death or “disability” (as such terms are defined in the Severance Plan), or if his or her employment is terminated by the participant for “good reason,” as defined in the Severance Plan (such involuntary termination or termination for good reason, in each case, the “Involuntary Termination”).

If a participant experiences an Involuntary Termination at any time other than during the period that begins three months before a change in control (as defined in the Severance Plan) and ends on the first anniversary of the change in control (such period, the “Protected Period”), then the participant will receive (a) a lump sum severance payment of nine (9) months of the participant’s annual base salary (twelve (12) months in the case of the chief executive officer) as in effect immediately before the Involuntary Termination, and (b) continued payment for the cost of the participant’s premiums for health continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for nine (9) months (twelve (12) months in the case of the chief executive officer), in each case subject to the participant’s continued employment through the termination date identified in a termination notice and execution and non-revocation of a release of claims (the “Severance Conditions”).

If a participant experiences an Involuntary Termination during the Protected Period, then the participant will receive, subject to the participant’s satisfaction of the Severance Conditions, (a) a lump sum severance payment of twelve (12) months of the participant’s annual base salary (eighteen (18) months in the case of the chief executive officer) as in effect immediately before the Involuntary Termination, (b) an amount equal to the participant’s annual target bonus immediately prior to the Involuntary Termination, and (c) continued payment for the cost of the participant’s premiums for health continuation coverage under COBRA, for twelve (12) months (eighteen (18) months in the case of the chief executive officer). In addition, any unvested portion of the participant’s equity awards that are subject to a time-based vesting condition and that are outstanding immediately before such Protected Period termination will conditionally vest and become exercisable (as applicable) in full immediately before such termination, subject to the participant’s satisfaction of the Severance Conditions.

Health benefits

We provide customary employee benefits to eligible employees, including to our NEOs, including medical, dental and vision benefits, short-term and long-term disability insurance, basic and supplemental life insurance and basic and supplemental accidental death and dismemberment insurance.

Retirement benefits

We maintain a defined contribution plan (the “401(k) Plan”) for all full-time United States employees, including our NEOs. The 401(k) Plan is intended to qualify as a tax-qualified plan under Section 401(a) of the Code. Each participant may contribute between 1% to 100% of such participant’s eligible compensation to the 401(k) Plan subject to annual limitations. We provide a matching contribution of 50% of employee contributions up to 4% of eligible compensation.

Nonqualified deferred compensation

We do not maintain nonqualified defined contribution plans or other nonqualified deferred compensation plans.

Outstanding Equity Awards at December 31, 2024

The following table sets forth information regarding outstanding option awards and unvested RSU awards held by our named executive officers as of December 31, 2024.

		Option Awards(1)						Stock Awards(1)
		Number of		Number of
		Securities		Securities
		Underlying		Underlying				Number of		Market Value of
		Unexercised		Unexercised		Option		Shares or		Shares or Units
		Options		Options		Exercise		Units of Stock		of Stock That
	Grant	(#)		(#)		Price	Option	That Have Not		Have Not Vested
Name	Date	Exercisable		Unexercisable		($)(2)	Expiration Date	Vested (#)		($)(3)
Brian McKelligon	11/09/2017	275,629	(4)	—		0.30	11/09/2027	—		—
	11/09/2017	117,709	(5)	—		0.30	11/09/2027	—		—
	05/02/2019	248,318	(6)	—		0.44	05/02/2029	—		—
	05/02/2019	82,772	(5)	—		0.44	05/02/2029	—		—
	03/24/2021	201,182	(7)	13,410		16.12	03/24/2031	—		—
	03/23/2022	110,000	(8)	50,000		11.88	03/23/2032	40,000	(9)	91,600
	02/23/2023	73,333		86,667	(10)	12.30	02/23/2033	60,000	(11)	137,400
	02/22/2024	—		175,000	(12)	5.35	02/22/2034	87,500	(13)	200,375
	11/19/2024	—		—		—	—	218,750	(14)	500,938
Johnny Ek	03/20/2023	—		160,000	(15)	7.60	03/20/2033	120,000	(16)	274,800
	02/22/2024	—		70,000	(12)	5.35	02/22/2034	35,000	(13)	80,150
	11/19/2024	—		—		—	—	87,500	(14)	200,375
Niroshan Ramachandran	11/6/2020	62,566	(17)	—		0.91	11/6/2030	—		—
	03/23/2022	30,937	(8)	14,063		11.88	03/23/2032	11,250	(9)	25,763
	02/23/2023	20,625		24,375	(10)	12.30	02/23/2033	16,875	(11)	38,644
	02/22/2024	—		70,000	(12)	5.35	02/22/2034	35,000	(13)	80,150
	11/19/2024	—		—		—	—	87,500	(14)	200,375
(1)	Option and stock awards granted prior to February 2021 were granted pursuant to our 2015 Equity Incentive Plan and option and stock awards granted after February 2021 were granted pursuant to our 2021 Equity Incentive Plan.
(2)	All of the option awards were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant, as determined in good faith by our board of directors or the compensation committee.
(3)	Represents the fair market value of unvested RSUs as of December 31, 2024 based upon the closing market price of our common stock on December 31, 2024, the last trading day of 2024, of $2.29 per share.
(4)	The options vest as to one-fourth of the shares on July 14, 2018 and the remaining shares in 36 equal monthly installments measured from July 14, 2018, subject to the recipient’s continuous service with us as of each such vesting date.

(5)	Represents performance-based option shares issued in 2017 and 2019, respectively. As of the respective original issuance dates, the performance conditions were not established, and therefore there were no grant dates as prescribed by ASC 718. In 2020, the options vested as the respective performance conditions were established and determined to have been achieved.
(6)	The options vest as to one-fourth of the shares on September 26, 2019 and the remaining shares in 36 equal monthly installments measured from September 26, 2019, subject to the recipient’s continuous service with us as of each such vesting date.
(7)	The options vest as to one-fourth of the shares on March 23, 2022 and the remaining shares in 36 equal monthly installments measured from March 23, 2022, subject to the recipient’s continuous service with us as of each such vesting date.
(8)	The options vest as to one-fourth of the shares on March 23, 2023 and the remaining shares in 36 equal monthly installments measured from March 23, 2023, subject to the recipient’s continuous service with us as of each such vesting date.
(9)	The RSUs vest as to one-fourth of the shares on March 23, 2023 and the remaining shares in 3 equal annual installments measured from March 23, 2023, subject to the recipient’s continuous service with us as of each such vesting date.
(10)	The options vest as to one-fourth of the shares on February 23, 2024 and the remaining shares in 36 equal monthly installments measured from February 23, 2024, subject to the recipient’s continuous service with us as of each such vesting date.
(11)	The RSUs vest as to one-fourth of the shares on March 1, 2024 and the remaining shares in 3 equal annual installments measured from March 1, 2024, subject to the recipient’s continuous service with us as of each such vesting date.
(12)	The options vest as to one-fourth of the shares on February 22, 2025 and the remaining shares in 36 equal monthly installments measured from February 22, 2025, subject to the recipient’s continuous service with us as of each such vesting date.
(13)	The RSUs vest as to one-fourth of the shares on March 1, 2025 and the remaining shares in 3 equal annual installments measured from March 1, 2025, subject to the recipient’s continuous service with us as of each such vesting date.
(14)	The RSUs vest as to one-half of the shares on December 1, 2025 and the remaining shares in 4 equal quarterly installments measured from December 1, 2025, subject to the recipient’s continuous service with us as of each such vesting date.
(15)	The options vest as to one-fourth of the shares on March 20, 2024 and the remaining shares in 36 equal monthly installments measured from March 20, 2024, subject to the recipient’s continuous service with us as of each such vesting date.
(16)	The RSUs vest as to one-fourth of the shares on April 1, 2024 and the remaining shares in 3 equal annual installments measured from April 1, 2024, subject to the recipient’s continuous service with us as of each such vesting date.
(17)	The options vest as to one-fourth of the shares on July 13, 2021 and the remaining shares in 36 equal monthly installments measured from July 13, 2021, subject to the recipient’s continuous service with us as of each such vesting date.

Director Compensation

Our board of directors has adopted a restated non-employee director compensation policy that is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. The policy is reviewed annually by our compensation committee in consultation with our compensation consultant. Specifically, we provide $40,000 annual cash payments, payable quarterly in arrears, to each director who is not an employee of ours, with additional amounts for the individual serving as non-executive chair of the board and those serving on our board committees and chairpersons thereof, as set forth below:

Position	Annual Retainer
Board Membership	$40,000
Non-Executive Chair of the Board	$40,000
Chair of Audit Committee	$20,000
Chair of the Compensation Committee	$15,000
Chair of the Innovation and Technology Committee	$15,000
Chair of the Nominating and Corporate Governance Committee	$10,000
Audit Committee Members other than Chair	$10,000
Compensation Committee Members other than Chair	$7,500
Innovation and Technology Committee Members other than Chair	$7,500
Nominating and Corporate Governance Committee Members other than Chair	$5,000

Upon joining the board of directors, non-employee directors will receive an initial grant of options to purchase shares of our common stock with a value of $255,000; provided that the number of shares of our common stock underlying any such grant of options shall not exceed 75,000. These stock option awards have an exercise price per share equal to the fair market value on the grant date with such awards vesting in three equal annual installments, subject to continued services.

Upon appointment to the role of the non-executive chair of the board, a director will receive a grant of options to purchase shares of our common stock with a value of $80,000. These stock option awards have an exercise price per share equal to the fair market value on the grant date with such awards vesting in four equal quarterly installments subject to continued services, the first installment of which shall vest on the first day of the calendar quarter immediately following the calendar quarter in which the grant date occurs.

Following each annual meeting of stockholders, non-employee directors will receive a grant of options to purchase shares of our common stock with a value of $170,000; provided that the number of shares of our common stock underlying any such grant of options shall not exceed 50,000. These stock option awards have an exercise price per share equal to the fair market value on the grant date with such awards vesting on the earlier of the anniversary of the grant date or the next annual meeting of stockholders, subject to continued services.

The following table provides information related to the compensation of each of our non-employee directors during the year ended December 31, 2024.

	Fees
	Earned or	Option
	Paid in	Awards
Name	Cash ($)(1)	($)(2)	Total ($)
Myla Lai-Goldman, M.D	70,822	67,882	138,704
Scott Mendel	90,301	147,881	238,182
Garry Nolan, Ph.D(3)	1,233	170,000	171,233
Thomas Raffin, M.D	40,110	67,882	107,992
Thomas P. Schnettler	50,137	67,882	118,019
Robert Shepler	75,151	67,882	143,033
Matthew Winkler, Ph.D	64,240	67,882	133,122
(1)	Includes the value of the annual retainers payable to our non-employee directors.
(2)	Represents the grant date fair value of the stock options granted in 2024, computed in accordance with FASB ASC Topic 718. The assumptions used to calculate the value of such awards are included in Note 10 to our audited financial statements included in our Original Form 10-K. On June 4, 2024, the date of our 2024 annual meeting of stockholders, each of our non-employee directors were granted stock options to purchase 50,000 shares of our common stock. On October 2, 2024, in connection with his appointment as chair of our board, Scott Mendel was granted stock options to purchase 44,959 shares of our common stock. As of December 31, 2024, each of our non-employee directors held stock options to purchase the following number of shares of our common stock: Dr. Lai-Goldman, options to purchase 175,864 shares; Mr. Mendel, options to purchase 217,392 shares; Dr. Raffin, options to purchase 153,731 shares; Mr. Schnettler, options to purchase 153,731 shares; Mr. Shepler, options to purchase 153,731 shares; Dr. Winkler, options to purchase 153,731 shares.
(3)	Dr. Nolan resigned from our board of directors on January 9, 2024. On June 4, 2024, Dr. Nolan received a grant of options to purchase shares of our common stock with a value of $170,000 as compensation for his service as the chair of our Scientific Advisory Board which is eligible to vest in full on the earlier of (a) the first anniversary of the grant date and (b) the date of our next annual meeting occurring after the date of grant, with such vesting being subject to the continued performance of advisory services by Dr. Nolan through the vesting date.

Policies and Practices Related to the Grant of Certain Equity Awards

We grant equity awards to our executives, including stock options, as part of their total compensation. Our insider trading policy provides that equity awards granted under our equity compensation plans must generally be granted (a) during open trading windows, and (b) more than four business days before, and more than one business day after, our release of earnings for the most recently completed fiscal period or filing with the SEC. Our insider trading policy also provides guidelines around the repurchases of our securities, which are generally only made pursuant to a Rule 10b5-1 trading plan established when we are not in possession of MNPI. It has been our practice to grant stock option awards to executives on an annual basis, typically in February of each year. In 2024, we did not grant stock options on any date that, in relation to our disclosure of material nonpublic information, would require us to provide the tabular disclosures of Item 402(x)(2) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information as of December 31, 2024, about shares of our common stock that may be issued upon the exercise of options or conversion of RSUs under our existing equity compensation plans:

Number of
securities
remaining
available for
	Number of				future issuance
	securities to be		Weighted-		under equity
	issued upon		average exercise		compensation
	exercise of		price of		plans (excluding
	outstanding		outstanding		securities
	options, warrants		options, warrants		reflected in
Plan category	and rights		and rights		column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	7,734,119	(1)	$5.29	(2)	3,988,617	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	7,734,119				3,988,617
(1)	Represents 5,321,624 shares of common stock issuable upon the exercise of outstanding stock options and 2,412,495 outstanding restricted stock units that will entitle the holder to one share of common stock for each unit that vests over the holder’s vesting period.
(2)	The weighted-average exercise price is calculated based solely on outstanding stock options and does not include outstanding restricted stock units, which do not have an exercise price.

(3)	Consists of shares of common stock that remain available for future issuance under the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and 2021 Employee Stock Purchase Plan (the “ESPP”). This number includes 3,191,674 shares available for issuance under our 2021 Plan and 796,943 shares available for sale under our ESPP. The 2021 Plan provides for annual increases in the number of shares available for issuance under the 2021 Plan on the first day of each fiscal year beginning in 2022, equal to the least of: (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (ii) an amount determined by our board of directors. Accordingly, on January 1, 2025, the number of shares available under the 2021 Plan increased by 2,478,606 shares. The ESPP provides for annual increases in the number of shares available for sale under the ESPP on the first day of each fiscal year beginning in 2022, equal to the least of: (i) 0.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31; and (ii) such other amount as may be determined by our board of directors. Accordingly, on January 1, 2025, the number of shares available under the ESPP increased by 247,860 shares.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of our common stock as of April 14, 2025, by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of April 14, 2025, through the exercise of any stock option, warrants or other rights or vesting of restricted stock units (“RSUs”). Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.

Shares of our common stock that a person has the right to acquire within 60 days of April 14, 2025, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Akoya Biosciences, Inc., 100 Campus Drive, 6th Floor, Marlborough, MA 01752.

	Number of	Percentage of
	Share	Shares
	Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned(1)
Greater than 5% Stockholders
Entities affiliated with Telegraph Hill Partners(2)	17,675,247	35.4%
Entities affiliated with aMoon Growth Fund II, L.P.(3)	4,878,459	9.8%
Entities affiliated with Blue Water Life Science Advisors, LP(4)	4,697,785	9.4%
Entities affiliated with PSC Capital Partners LLC(5)	3,537,161	7.1%
Named Executive Officers and Directors
Brian McKelligon(6)	1,286,124	2.5%
Johnny Ek(7)	182,993	*
Niroshan Ramachandran(8)	276,890	*
Myla Lai-Goldman, M.D.(9)	195,864	*
Scott Mendel(10)	223,413	*
Thomas Raffin, M.D.(11)	388,323	*
Thomas P. Schnettler(12)	153,731	*
Robert Shepler(13)	523,323	1.0%
Matthew Winkler, Ph.D.(14)	1,138,244	2.3%
All executive officers and directors as a group (11 persons)(15)	4,634,584	8.8%
*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(1)	Percentage ownership is calculated based on 49,875,399 shares of our common stock outstanding on April 14, 2025.
(2)	Based solely on the most recently available Schedule 13G/A filed with the SEC on February 14, 2024 reporting beneficial ownership as of December 31, 2023. Consists of (i) 15,937,535 shares of common stock held by Telegraph Hill Partners III, L.P. (“THP III”) and (ii) 1,737,712 shares of common stock held by THP III Affiliates Fund, LLC (“THP III AFF”). Telegraph Hill Partners III Investment Management, LLC (“THP IM”) is the general partner of THP III and the manager of THP III AFF. Telegraph Hill Partners Management Company, LLC (“THPMC”) is the manager of THP IM. J. Matthew Mackowski, Dr. Thomas A. Raffin and Deval Lashkari are each managers of THPMC and are deemed to have beneficial ownership of the shares held by THP III and THP III AFF. Each of these individuals disclaims beneficial ownership over such shares except to the extent of their respective pecuniary interest therein, if any. The address for Telegraph Hill Partners is 360 Post Street, Suite 601, San Francisco, California 94108.
(3)	Based solely on the most recently available Schedule 13G/A filed with the SEC on November 4, 2024, reporting beneficial ownership as of September 30, 2024. Consists of (i) 4,672,670 shares of common stock held by aMoon Growth Fund II, L.P. (“aMoon”) and (ii) 205,789 share of common stock held by aMoon Edge Limited Partnership (“aMoon Edge”). aMoon Growth Fund II G.P., L.P. (“aMoon G.P.”) is the general partner of aMoon and aMoon Growth II General Partner Ltd. (“aMoon Ltd.”) is the general partner of aMoon G.P. Dr. Yair Schindel is the sole shareholder of aMoon Ltd. By virtue of such relationships, Dr. Schindel may be deemed to share voting and investment power with respect to the shares held by aMoon. aMoon Edge GP Ltd. (“aMoon Edge Ltd.”) is the sole general partner of aMoon Edge pursuant to the terms of the limited partnership agreement of aMoon Edge. Hilliyon Holdings Ltd. (“Hilliyon”) and Berko Capital Ltd. (“Berko Capital”) are the sole shareholders of aMoon Edge Ltd. Dr. Schindel is the sole shareholder of Hilliyon and Dr. Tomer Berkovitz is the sole shareholder of Berko Capital. By virtue of such relationships, Dr. Schindel and Dr. Berkovitz may be deemed to share voting and investment power with respect to the shares held by aMoon Edge. Dr. Schindler disclaims beneficial ownership of the shares held by aMoon, aMoon G.P,, aMoon Ltd., aMoon Edge, aMoon Edge Ltd. and Hilliyon, except to the extent of his pecuniary interest therein, if any. Dr. Berkovitz disclaims beneficial ownership of the shares held by aMoon Edge, aMoon Edge Ltd. and Berko Capital, except to the extent of his pecuniary interest therein, if any. The address for aMoon Growth Fund II, L.P. is 34 Yerushalaim Rd., Beit Gamla, 6th Floor, Ra’anana, 4350110, Israel.

(4)	Based solely on the most recently available Schedule 13G filed with the SEC on August 28, 2024, reporting beneficial ownership as of December 31, 2023. Consists of (i) Blue Water Life Science Advisors, LP reported shared voting and dispositive power over 4,697,785 shares, (ii) Blue Water Life Science Master Fund, Ltd. reported shared voting and dispositive power over 4,697,785 shares, (iii) Nathaniel T. Cornell reported shared voting and dispositive power over 4,697,785 shares and (iv) Blue Water Life Science, LP reported shared voting and dispositive power over 4,697,785 shares. The address for Blue Water Life Science, LP is 80 E. Sir Francis Drake Blvd. Suite 4A, Larkspur, California 94939.
(5)	Based solely on the most recently available Schedule 13G/A filed with the SEC on February 12, 2024, reporting beneficial ownership as of December 31, 2023. Consists of (i) PSC Capital Partners LLC reported sole voting and dispositive power over 3,517,360 shares and (ii) Piper Sandler Companies reported sole voting and dispositive power over 185 shares and shared voting power with PJC Capital LLC over 19,616 shares. The address for PSC Capital Partners LLC is 800 Nicollet Mall, Suite 900, Minneapolis, MN 55402.
(6)	Includes (a) 75,751 shares of common stock held by Mr. McKelligon and (b) 1,210,373 options to purchase shares of common stock exercisable within 60 days of April 14, 2025.
(7)	Includes (a) 20,000 shares of common stock held by the Ek Trust, (b) 54,452 shares of common stock held by Mr. Ek, and (c) 108,541 options to purchase shares of common stock exercisable within 60 days of April 14, 2025.
(8)	Includes (a) 131,512 shares of common stock held by Dr. Ramachandran, and (b) 145,378 options to purchase shares of common stock exercisable within 60 days of April 14, 2025.
(9)	Includes (a) 20,000 shares of common stock held by Dr. Lai-Goldman and (b) 175,864 options to purchase shares of common stock exercisable within 60 days of April 14, 2025.
(10)	Includes (a) 28,500 shares of common stock held by Mr. Mendel and (b) 194,913 options to purchase shares of common stock exercisable within 60 days of April 14, 2025.
(11)	Includes (a) 234,592 shares of common stock held by Thomas A. Raffin Living Trust, of which Dr. Raffin serves as Trustee, and (b) 153,731 options to purchase shares of common stock exercisable within 60 days of April 14, 2025.
(12)	Includes 153,731 options to purchase shares of common stock exercisable within 60 days of April 14, 2025.
(13)	Includes (a) 369,592 shares of common stock held by RGS Gift Trust and (b) 153,731 options to purchase shares of common stock exercisable within 60 days of April 14, 2025. The Trustee of RGS Gift Trust is the domestic partner of Mr. Shepler. Mr. Shepler disclaims beneficial ownership of the shares held by RGS Gift Trust except to the extent of his pecuniary interest therein, if any.
(14)	Includes (a) 984,513 shares of common stock held by Dr. Winkler, and (b) 153,731 options to purchase shares of common stock exercisable within 60 days of April 14, 2025.
(15)	Includes (a) 2,688,742 options to purchase shares of common stock exercisable within 60 days of April 14, 2025 and (b) 1,875 restricted stock units vesting within 60 days of April 14, 2025.

Changes in Control

As previously disclosed, we entered into that certain Agreement and Plan of Merger (the “Merger Agreement”) with Quanterix Corporation, a Delaware corporation (“Quanterix”) and Wellfleet Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Quanterix (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Akoya (the “Merger”), with Akoya continuing as the surviving company and a wholly-owned subsidiary of Quanterix following the transaction.

For more information on the Merger, please refer to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2025.

We know of no other arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

Other than the compensation agreements and other arrangements described in the “Executive Compensation” section of this Amendment No. 1 and the transactions described below, since January 1, 2023, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at December 31, 2024 and 2023, and in which any director, executive officer, holder of more than 5% of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Agreements with our Stockholders

In connection with our Series D convertible preferred stock financing, in September 2019 we entered into an amended and restated investors’ rights agreement (the “Investors’ Rights Agreement”) with Telegraph Hill Partners, Piper Sandler Merchant Banking Fund II, L.P., and Dr. Winkler. The Investors’ Rights Agreement provides certain registration rights to the stockholders party thereto.

Argonaut Manufacturing

We purchase certain of our reagent kits for our PhenoCycler (formerly CODEX) and PhenoImager (formerly Phenoptics) platforms from Argonaut Manufacturing Services (“Argonaut”) and have entered into additional agreements with Argonaut pertaining to our diagnostics business. Argonaut is a portfolio company of Telegraph Hill Partners. During the years ended December 31, 2024 and 2023, the Company incurred costs of goods sold of approximately $3.5 million and $7.6 million, respectively, related to sales of consumables manufactured by Argonaut. As of December 31, 2024 and 2023, $0 and $3.1 million, respectively, is included in inventories, net, related to consumables manufactured by AMS. As of December 31, 2024 and 2023, the Company had $581,000 and $2.6 million in accounts payable, respectively, due to Argonaut. We currently purchase goods and services from Argonaut on a purchase order basis, with no minimum or maximum obligations.

Director Affiliations

Some of our directors are affiliated with entities that beneficially own or owned 5% or more of our common stock, as indicated below:

Director	Principal stockholder
Thomas Raffin	Funds affiliated with Telegraph Hill Partners
Thomas P. Schnettler	Funds affiliated with PSC Capital Partners LLC

Equity Distribution Agreement

On November 7, 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (“Piper Sandler”) with respect to an at-the-market (“ATM”) offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Piper Sandler as our sales agent. As of December 31, 2024, we had not sold any shares of common stock under the ATM program.

June 7, 2023 Public Offering

On June 7, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters party thereto (the “Underwriters”), including Piper Sandler. Pursuant to the Underwriting Agreement, we agreed to issue and sell up to 10,005,000 shares of common stock, which included 1,305,000 shares that were sold pursuant to a 30-day option to purchase additional shares granted to the Underwriters (the “Offering”).

Entities affiliated with Telegraph Hill Partners and entities associated with PSC Capital Partners LLC, our two largest stockholders, purchased 2,000,000 and 800,000, respectively, of the shares offered in the Offering for investment purposes.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including, without limitation, indemnification of expenses incurred by the director or executive officer in connection with the defense of any action, suit or proceeding, whether brought by or in right of us or otherwise, including any and all appeals, arising out of the person’s services as a director or executive officer.

Scientific Advisory Board

Former director Garry Nolan, who resigned from our board of directors on January 9, 2024, serves as the chair of our Scientific Advisory Board pursuant to a Scientific Advisory Board Services Agreement (the “SAB Agreement”). Pursuant to the SAB Agreement, on the date of each annual meeting of the Company’s stockholders beginning with our 2024 annual meeting, Dr. Nolan will be granted options to purchase shares of our common stock having a value of $170,000, subject to continued service through each grant date.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction.

Director Independence

Our common stock is listed on the Nasdaq Global Select Market. Under the rules of the Nasdaq Global Select Market, independent directors must comprise a majority of a listed company’s board of directors within a specified period of the completion of its initial public offering. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent.

Audit committee members and compensation committee members must also satisfy the independence criteria set forth in Rule 10A-3 and Rule 10C-1, respectively, under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered independent for purposes of Rule 10A-3 and under the rules of Nasdaq, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 and under the rules of Nasdaq, the board of directors must affirmatively determine that each member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director and (ii) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

Our board of directors has determined that each of Myla Lai-Goldman, M.D., Scott Mendel, Thomas P. Schnettler, Robert Shepler and Matthew Winkler, Ph.D., comprising a majority of our board of directors, are independent directors. Former director Garry Nolan, who resigned from our board in January 2024, was also determined by our board of directors to be independent. In making this determination, our board of directors applied the standards set forth under Rule 10A-3 of the Exchange Act and related SEC and Nasdaq rules. Our board of directors considered all relevant facts and circumstances known to it in evaluating the independence of these directors, including their current and historical employment, any compensation we have given to them, any transactions we have with them, their beneficial ownership of our capital stock, their ability to exert control over us, all other material relationships they have had with us and the same facts with respect to their immediate families.

Item 14. Principal Accountant’s Fees and Services

Independent Registered Public Accountants’ Fees

Our independent public accounting firm is RSM US LLP (“RSM”). The following table is a summary of fees billed to the Company by RSM for professional services rendered for the fiscal years ended December 31, 2024 and 2023.

	2024	2023
Audit Fees(1)	$431,025	$405,108
Audit Related Fees(2)	48,185	83,160
Tax Fees(3)	125,795	124,284
All Other Fees	—	—
Total	$605,005	$612,552
(1)	Audit fees consist of fees for professional services rendered for the audit of our annual financial statements included in our Form 10-K filing and review of financial statements included in our quarterly Form 10-Q filings.
(2)	Audit related fees in 2024 and 2023 consist of fees related to comfort letters, consents, due diligence, and review of Registration Statements on Form S-3, S-4, and S-8 filed with the SEC.
(3)	Tax fees are related to tax compliance, advisory services, and due diligence.

Pre-Approval Policies and Procedures

Our audit committee has established a policy that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the audit committee, and all such services were pre-approved in accordance with this policy during the fiscal years ended December 31, 2024 and 2023. These services may include audit services, audit-related services, tax services and other services. The audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(3) Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of January 9, 2025, by and among the Registrant, Quanterix Corporation and Wellfleet Merger Sub, Inc.	8-K	001-40344	2.1	1/10/2025
3.1	Amended and Restated Certificate of Incorporation	S-1	333-254760	3.3	3/26/2021
3.2	Amended and Restated Bylaws	8-K	001-40344	3.1	9/6/2023
4.1	Amended and Restated Investors’ Rights Agreement, dated September 27, 2019, by and among the Registrant and certain of its stockholders	S-1	333-254760	10.15	3/26/2021
4.2	Description of the Registrant’s capital stock	10-K	001-40344	4.2	3/7/2023
10.1+	Akoya Biosciences, Inc. 2015 Equity Incentive Plan, as amended, and form of stock option agreement thereunder	S-1	333-254760	10.1	3/26/2021
10.2+	Akoya Biosciences, Inc. 2021 Equity Incentive Plan and form of stock option agreement thereunder	S-1/A	333-254760	10.2	4/12/2021
10.3+	Akoya Biosciences, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-254760	10.3	4/12/2021
10.4+	Form Indemnification Agreement	8-K	001-40344	10.1	12/13/2024
10.5+	Offer Letter, dated June 28, 2017, by and between the Registrant and Brian McKelligon	S-1	333-254760	10.5	3/26/2021
10.6+	Letter Amendment, dated October 8, 2018, by and between the Registrant and Brian McKelligon	S-1	333-254760	10.6	3/26/2021
10.7+	Offer Letter, dated July 14, 2020, by and between the Registrant and Niroshan Ramachandran	S-1	333-254760	10.8	3/26/2021
10.8†	Exclusivity (Equity) Agreement, dated November 17, 2015, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-254760	10.9	3/26/2021
10.9†	Amendment No. 1 to the License Agreement, dated November 18, 2016, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-254760	10.10	3/26/2021
10.10†	License and Royalty Agreement, dated September 28, 2018, by and among the Registrant, PerkinElmer Health Sciences, Inc., Cambridge Research & Instrumentation, Inc. and VisEn Medical Inc.	S-1	333-254760	10.11	3/26/2021
10.11†	Exclusive Patent License Agreement, dated June 26, 2018, by and between the Registrant and the University of Washington	S-1	333-254760	10.13	3/26/2021
10.12	Credit and Security Agreement, dated October 27, 2020, by and between the Registrant and Midcap Financial Trust	S-1	333-254760	10.14	3/26/2021
10.13	Amended and Restated Investors’ Rights Agreement, dated September 27, 2019, by and among the Registrant and certain of its stockholders	S-1	333-254760	10.15	3/26/2021
10.14	Amendment No. 1 to Credit and Security Agreement, dated March 21, 2022, by and between the Registrant and Midcap Financial Trust	10-Q	001-40344	10.1	8/9/2022
10.15	Amendment No. 2 to Credit and Security Agreement, dated June 1, 2022, by and between the Registrant and Midcap Financial Trust	8-K	001-40344	10.1	6/2/2022
10.16	Equity Distribution Agreement dated November 7, 2022, by and between the Registrant and Piper Sandler & Co.	S-3	333-268214	1.2	11/7/2022

10.17	Amendment No. 3 to Credit and Security Agreement, dated November 7, 2022, by and between the Registrant and Midcap Financial Trust	10-K	001-40344	10.22	3/6/2023
10.18+	Executive Severance Plan, effective March 23, 2022.	8-K	001-40344	10.1	3/29/2022
10.19+	Offer Letter, dated January 30, 2023, by and between the Registrant and Johnny Ek	10-Q	001-40344	10.1	5/9/2023
10.20+	Offer Letter, dated January 31, 2023, by and between the Registrant and Jennifer Kamocsay	10-Q	001-40344	10.2	5/9/2023
10.21+	Offer Letter, dated September 16, 2021, by and between the Registrant and Pascal Bamford	10-K	001-40344	10.21	3/17/2025
10.22+	Director Compensation Policy, adopted October 2, 2024	10-K	001-40344	10.22	3/17/2025
10.23	Amendment No. 4 to Credit and Security Agreement, dated July 31, 2024, by and between the Registrant and Midcap Financial Trust	10-Q	001-40344	10.1	11/14/2024
10.24	Amendment No. 5 to Credit and Security Agreement, dated November 1, 2024, by and between the Registrant and Midcap Financial Trust	10-K	001-40344	10.24	3/17/2025
10.25	Voting and Support Agreement, dated January 9, 2025, by and among the Registrant and each of the individuals and entities parties thereto	8-K	001-40344	10.1	1/10/2025
10.26	Securities Purchase Agreement, dated April 2, 2025, between Akoya Biosciences, Inc. and Quanterix Corporation	8-K	001-40344	10.1	4/4/2025
10.27	Form of Convertible Note	8-K	001-40344	10.2	4/4/2025
10.28	Form of Registration Rights Agreement	8-K	001-40344	10.3	4/4/2025
10.29	Form of Subordination Agreement	8-K	001-40344	10.4	4/4/2025
19.1	Insider Trading Policy, adopted May 18, 2023	10-K	001-40344	19.1	3/17/2025
23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-40344	23.1	3/17/2025
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-40344	31.1	3/17/2025
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-40344	31.2	3/17/2025
31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1 *	Certifications of the Principal Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-40344	32.1	3/17/2025
97.1	Clawback Policy, adopted August 31, 2023	10-K	001-40344	97.1	3/5/2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Management contract or compensatory plan or arrangement.
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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Akoya Biosciences, Inc.

Date: April 28, 2025	By:	/s/ Brian McKelligon
Brian McKelligon
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2025	By:	/s/ Johnny Ek
Johnny Ek
Chief Financial Officer
(Principal Financial and Accounting Officer)