Form 10-Q
period 2025-03-31
Akoya Biosciences, Inc.
filed 2025-05-13
CIK 1711933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Number of shares of the registrant’s common shares outstanding at April 30, 2025: 49,875,399

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

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$20,357	$11,779
Marketable securities	7,187	23,261
Accounts receivable, net	11,742	13,779
Inventories, net	22,853	24,321
Prepaid expenses and other current assets	4,073	3,592
Total current assets	66,212	76,732
Property and equipment, net	6,920	7,203
Restricted cash	688	686
Demo inventory, net	1,119	1,336
Intangible assets, net	13,845	14,559
Goodwill	18,262	18,262
Operating lease right of use assets, net	3,859	4,255
Financing lease right of use assets, net	1,307	1,525
Other assets	437	447
Total assets	$112,649	$125,005
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$10,291	$8,759
Accrued expenses and other current liabilities	11,572	10,848
Current portion of operating lease liabilities	2,708	2,674
Current portion of financing lease liabilities	506	609
Deferred revenue	6,518	6,554
Current portion of long-term debt, net of debt discount	76,487	—
Total current liabilities	108,082	29,444
Deferred revenue, net of current portion	2,782	3,063
Long-term debt, net of current portion and debt discount	—	76,182
Deferred tax liability, net	140	129
Operating lease liabilities, net of current portion	3,406	3,988
Financing lease liabilities, net of current portion	616	693
Contingent consideration liability, net of current portion	3,472	3,871
Other liabilities	40	40
Total liabilities	118,538	117,410
Stockholders’ (deficit) equity:
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common Stock, $0.00001 par value; 500,000,000 shares authorized at March 31, 2025 and December 31, 2024; 49,836,931 and 49,572,122 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid in capital	295,198	293,022
Accumulated deficit	(301,088)	(285,436)
Accumulated other comprehensive (loss) income	(1)	7
Total stockholders’ (deficit) equity	(5,889)	7,595
Total liabilities and stockholders’ (deficit) equity	$112,649	$125,005

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except share & per share data)

	Three months ended
	March 31,	March 31,
	2025	2024
Revenue:
Product revenue	$12,032	$12,140
Service and other revenue	4,607	6,210
Total revenue	16,639	18,350
Cost of goods sold:
Cost of product revenue	4,491	6,723
Cost of service and other revenue	2,277	3,248
Total cost of goods sold	6,768	9,971
Gross profit	9,871	8,379
Operating expenses:
Selling, general and administrative	17,580	19,863
Research and development	5,557	5,554
Change in fair value of contingent consideration	146	179
Impairment	—	2,971
Restructuring	—	1,397
Total operating expenses	23,283	29,964
Loss from operations	(13,412)	(21,585)
Other income (expense):
Interest expense	(2,492)	(2,612)
Interest income	313	937
Other expense, net	(13)	(161)
Loss before provision for income taxes	(15,604)	(23,421)
Provision for income taxes	(48)	(63)
Net loss	$(15,652)	$(23,484)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.48)
Weighted-average shares outstanding, basic and diluted	49,664,515	49,188,170

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three months ended
	March 31,	March 31,
	2025	2024
Net loss	$(15,652)	$(23,484)
Other comprehensive loss:
Unrealized loss on marketable securities	(8)	(16)
Total other comprehensive loss	(8)	(16)
Comprehensive loss	$(15,660)	$(23,500)

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ (DEFICIT) EQUITY (Unaudited)

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at December 31, 2024	49,572,122	$2	$293,022	$(285,436)	$7	$7,595
Exercise of stock options	7,367	—	7	—	—	7
Vesting of restricted stock units	257,442	—	(77)	—	—	(77)
Net loss	—	—	—	(15,652)	—	(15,652)
Other comprehensive loss	—	—	—	—	(8)	(8)
Stock-based compensation	—	—	2,246	—	—	2,246
Balance at March 31, 2025	49,836,931	$2	$295,198	$(301,088)	$(1)	$(5,889)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	49,117,738	$2	$283,839	$(230,071)	$—	$53,770
Exercise of stock options	65,482	—	36	—	—	36
Vesting of restricted stock units	157,197	—	(149)	—	—	(149)
Net loss	—	—	—	(23,484)	—	(23,484)
Other comprehensive loss	—	—	—	—	(16)	(16)
Stock-based compensation	—	—	2,566	—	—	2,566
Balance at March 31, 2024	49,340,417	$2	$286,292	$(253,555)	$(16)	$32,723

See accompanying notes to consolidated financial statements.

AKOYA BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three months ended
	March 31,	March 31,
	2025	2024
Operating activities
Net loss	$(15,652)	$(23,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,798	2,051
Non-cash interest expense	305	215
Stock-based compensation expense	2,246	2,566
Deferred taxes	11	37
Change in fair value of contingent consideration	146	179
Credit losses on accounts receivable	55	375
Net accretion of marketable securities	(182)	(545)
Operating lease right of use assets	396	728
Provision for excess and obsolete inventories	517	2,298
Impairment	—	2,971
Changes in operating assets and liabilities:
Accounts receivable, net	1,982	3,146
Prepaid expenses and other assets	(471)	4
Inventories, net	995	(7,310)
Accounts payable	1,532	(1,029)
Accrued expenses and other liabilities	(27)	(2,133)
Operating lease liabilities	(548)	(552)
Deferred revenue	(317)	(341)
Net cash used in operating activities	(7,214)	(20,824)
Investing activities
Purchases of property and equipment	(204)	(810)
Purchases of marketable securities	(3,752)	(48,007)
Maturities of marketable securities	20,000	—
Net cash provided by (used in) investing activities	16,044	(48,817)
Financing activities
Proceeds from stock option exercises	7	36
Settlement of restricted stock units for tax withholding obligations	(77)	(149)
Principal payments on financing leases	(180)	(181)
Payments of deferred offering costs	—	(150)
Net cash used in financing activities	(250)	(444)
Net increase (decrease) in cash, cash equivalents, and restricted cash	8,580	(70,085)
Cash, cash equivalents, and restricted cash at beginning of period	12,465	83,824
Cash, cash equivalents, and restricted cash at end of period	$21,045	$13,739
Supplemental disclosures of cash flow information
Cash paid for interest	$2,122	$2,243
Cash paid for income taxes	$—	$—
Supplemental disclosures of non-cash activities
Purchases of property and equipment included in accounts payable and accrued expenses	$307	$84

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of March 31, 2025, the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of stockholders’ (deficit) equity for the three months ended March 31, 2025 and 2024, and the consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025, the results of its operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are also unaudited. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2025.

Liquidity and going concern

The Company is subject to a number of risks similar to other commercial-stage life sciences companies, including, but not limited to, its ability to develop and achieve market acceptance of its products and potential products, successfully compete with its competitors, protect its proprietary technology, and raise additional capital when and as needed.

At March 31, 2025, the Company had cash, cash equivalents, and marketable securities of $27,544 and an accumulated deficit of $301,088. The Company has incurred losses since its inception and has used cash from operations of $7,214 during the three months ended March 31, 2025. The future success of the Company is dependent on its ability to successfully commercialize its products, successfully launch future products, obtain additional capital, if necessary, and ultimately attain profitable operations. The Company has funded its operations primarily from the issuance and sale of the Company’s equity securities, borrowings under its long-term debt agreement and revenue from its commercial operations. The Company completed its initial public offering of the Company’s common stock in April of 2021 (the “IPO”) and completed a follow-on public offering of the Company’s common stock in June of 2023, as further described in Note 12 – Stockholders’ (deficit) equity. There can be no assurance that additional financings will be available to the Company or that the Company will become profitable.

In the event the merger contemplated under the Amended and Restated Agreement and Plan of Merger between the Company, Quanterix Corporation, and Wellfleet Merger Sub, Inc., which is further discussed in Note 2 – Merger, is not consummated, based on the Company’s current operating plan, the Company does not expect to maintain compliance with certain financial covenants at July 31, 2025 under its debt financing with Midcap Financial Trust (the “Midcap Trust Term Loan”). In such event, the Company would intend to seek a waiver, refinance the outstanding borrowings or otherwise mitigate these concerns with Midcap Financial Trust (“Midcap”) or another lender. There can be no assurance that a waiver will be granted or that the Company will be able to refinance the amounts outstanding, and in such an event, the lender may exercise any and all of its rights and remedies provided for under the Midcap Trust Term Loan.

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

(2) Merger

On April 28, 2025, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Quanterix Corporation, a Delaware corporation (“Quanterix”), and Wellfleet Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Quanterix (“Merger Sub”), pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving such Merger as a wholly owned subsidiary of Quanterix. The Merger Agreement amends and restates in its entirety the Agreement and Plan of Merger (the “Original Merger Agreement”) entered into by the Company, Quanterix and Merger Sub on January 9, 2025. Under the Merger Agreement, the Company and Quanterix have agreed to revise certain terms of the Original Merger Agreement to provide that, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.00001 per share, of the Company (the “Akoya Common Stock”) outstanding immediately prior to the Effective Time (other than (x) shares held as of the Effective Time by Quanterix, Merger Sub, any direct or indirect wholly owned subsidiary of Quanterix or the Company or by the Company as treasury shares and (y) shares as to which a holder shall have properly demanded appraisal and not have withdrawn or lost such claim for appraisal (“Dissenting Shares”)) will be converted into the right to receive both: (a) 0.1461 (the “Exchange Ratio”) of a fully paid and nonassessable share of common stock, par value $0.001 per share, of Quanterix ( “Quanterix Common Stock” and the shares so delivered in respect of each share of Akoya Common Stock, the “Per Share Stock Consideration”) and, if applicable, cash in lieu of fractional shares, subject to any applicable withholding and; (b) $0.38 in cash, without interest (the “Per Share Cash Consideration” and, together with the Per Share Stock Consideration, the “Per Share Merger Consideration”).

The Merger Agreement also provides that, in connection with the consummation of the Merger, as contemplated by the Merger Agreement, (i) the aggregate number of shares of Quanterix Common Stock to be issued by Quanterix will not exceed 19.99% of the issued and outstanding shares of Quanterix Common Stock immediately prior to the Effective Time and (ii) the aggregate cash consideration to be paid by Quanterix (including cash payable upon vesting of Rollover RSUs (as defined in the Merger Agreement) after the Effective Time) will not exceed $20,000. If any of such limits were to be exceeded, the Exchange Ratio and the Per Share Cash Consideration, as the case may be, would be reduced, with a corresponding increase in the other component (to the extent such increase does not exceed the limitations described in the foregoing sentence).

The Merger Agreement provides that, prior to the Effective Time, the board of directors of the Company will nominate two directors in replacement of two of the existing members of Quanterix’s board of directors (who must be from different classes of directors in Quanterix’s board of directors), who would resign as directors of Quanterix immediately prior to the Effective Time. The remaining members of the board of directors of Quanterix are expected to continue serving in such positions.

The obligation of the Company and Quanterix to consummate the transaction contemplated by the Merger Agreement is subject to the satisfaction or waiver of a number of customary conditions, including: (i) the adoption of the Merger Agreement by the Company’s stockholders; (ii) Quanterix’s registration statement on Form S-4 (File No. 333-284932) having become effective after the filing of any required post-effective amendment as may be necessary in order to reflect the revised terms of the Merger as contemplated in the Merger Agreement, and such registration statement not being subject to any stop order or action by the SEC seeking any stop order; (iii) the waiting period applicable to the Merger under the antitrust laws of the United States having expired or been terminated (which condition has already been satisfied based on the applicable filings made by Quanterix and the Company with respect to the transaction contemplated in the Original Merger Agreement); (iv) the absence of laws or orders restraining the consummation of the Merger; and (v) the submission by Quanterix to Nasdaq of a notification of the shares Quanterix Common Stock to be issued in connection with the Merger.

Each of the Company and Quanterix have made customary representations, warranties and covenants. Consummation of the Merger is subject to certain customary closing conditions.

The Merger Agreement contains customary mutual termination rights for the Company and Quanterix, including (i) if the Merger is not completed by August 31, 2025, (ii) in the event that a governmental authority issues a final order or enacts a law that permanently restrains, enjoins, makes illegal or prohibits the Merger or the other transactions contemplated in the Merger Agreement and (iii) in the event that the stockholders of the Company, at a meeting duly convened (or at any adjournment or postponement thereof), do not vote in favor of the adoption of the Merger Agreement. Each party may also terminate the Merger Agreement if the other party breaches its covenants, obligations, representations or warranties contained in the Merger Agreement in a manner that would result in a failure to satisfy the closing conditions relating to such covenants, obligations, representations or warranties.

Quanterix may also terminate the Merger Agreement (i) if the board of directors of the Company changes its recommendation with respect to the adoption thereof by the the Company’s stockholders and (ii) if the Company materially breaches its obligations in the Merger Agreement with respect to no solicitation or negotiations relating to alternative transactions, as described above. In addition, the Company may terminate the Merger Agreement if the board of directors of the Company authorizes entry into a definitive agreement relating to a Superior Proposal (as defined in the Merger Agreement).

Under the Merger Agreement, the Company will be required to pay a termination fee to Quanterix equal to $2,600 if the Merger Agreement is terminated due to (i) the board of directors of the Company having authorized entry into a definitive agreement relating to a Superior Proposal, (ii) the Company having materially breached its obligations in the Merger Agreement with respect to no solicitation or negotiations relating to alternative transactions, as described above,

(iii) the board of directors of the Company having changed its recommendation that the Company’s stockholders vote to approve the adoption of the Merger Agreement or (iv) within 12 months of certain termination events, the Company having consummated or entered into a definitive agreement relating to certain alternative transactions (which alternative transaction is consummated).

The transaction is expected to close in the second quarter of 2025, assuming satisfaction of all conditions to the Merger.

On April 2, 2025, the Company entered into a securities purchase agreement (the “Original Securities Purchase Agreement”) with Quanterix, pursuant to which the Company will issue and sell to Quanterix from time to time, in a private placement, one or more convertible promissory notes having an aggregate principal amount of up to $30,000 (the “Convertible Notes”). On April 28, 2025, the Company entered into an Amendment No. 1 (the “SPA Amendment”) to the Original Securities Purchase Agreement (as so amended, the “SPA”) with Quanterix. The SPA Amendment modifies the terms of the SPA to provide that the Company may draw on the Convertible Notes between June 15, 2025 and the earlier of (a) the closing of the transaction contemplated by the Merger Agreement and (b) August 31, 2025 if the Merger Agreement is lawfully terminated pursuant to its terms on or prior to such date; provided, however, that if the closing of the transaction contemplated by the Merger Agreement occurs on or prior to June 15, 2025, the Company may not draw on the Convertible Notes. The remaining terms and conditions of the SPA remain substantially unchanged.

Any Convertible Notes issued under the SPA will mature on the earliest to occur of (i) the 91st day following the earlier of (a) November 1, 2027 and (b) the date that the Company’s indebtedness under the Midcap Trust Term Loan is repaid in full and all commitments under such documents have been terminated and (ii) subject to the terms of the Subordination Agreement (as defined below), any acceleration of the Convertible Notes. Any Convertible Note issued under the SPA will bear interest at a rate per annum equal to the SOFR interest rate plus an applicable margin specified in the Convertible Note to, but excluding, the date of repayment or conversion of the Convertible Note. Interest on the Convertible Notes will be paid in arrears on the first day of each month and on the maturity date of the Convertible Notes. Subject to the terms of the Subordination Agreement, any interest payments will be made exclusively to Quanterix in cash.

If drawn, the Convertible Notes will be convertible at the election of Quanterix during the period beginning on the date, if any, that the Merger Agreement is terminated and ending on the maturity date of the Convertible Notes into shares of common stock, par value $0.00001, of Akoya Common Stock, at a conversion price equal to the product of (i) the exchange ratio set forth in the Merger Agreement, as it may be adjusted pursuant to the terms of the Merger Agreement, and (ii) the VWAP of Quanterix’s common stock for the 10 consecutive trading days ending on the trading day prior to the entry into the Merger Agreement, subject to adjustment.

The Convertible Notes prohibit conversion if it would result in the issuance of more than 19.99% of Akoya Common Stock in the aggregate prior to obtaining stockholder approval. The Convertible Notes will also contain customary anti-dilution provisions to adjust the conversion price from time to time based upon certain issuances of securities by the Company. The SPA contains customary representations and warranties and events of default as well as certain operating covenants applicable to the Company until the closing of the transaction contemplated by the Merger Agreement.

At such time as the Company draws any funds and thereby issues any Convertible Notes, the Company, Quanterix, and Midcap Financial Trust will enter into a subordination agreement (the “Subordination Agreement”), pursuant to which the Company and Quanterix will agree, among other things, that the Convertible Notes will be subordinate to any debt outstanding and obligations owing under the Midcap Trust Term Loan.

(3) Summary of significant accounting policies

Significant accounting policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC and have not materially changed during the three months ended March 31, 2025.

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

Service and Other Revenue

Product sales of instruments include a service-based warranty typically for one year following the installation of the purchased instrument, and in many cases an extended warranty which generally have terms ranging from one to four additional years. These are separate performance obligations as they are service-based warranties and are recognized on a straight-line basis over the service delivery period. After completion of the service period, customers have an option to renew or extend the warranty services, typically for additional one-year periods in exchange for additional consideration. The extended warranties are also service-based warranties that represent separate purchasing decisions. The Company recognizes revenue allocated to the extended warranty performance obligation on a straight-line basis over the service delivery period. Revenue from separately charged installation services is recognized upon completion of the installation process. Additionally, the Company provides laboratory services, in which revenue is recognized as services are performed. For laboratory services, the Company generally uses the output method to measure the extent of progress towards completion of the performance obligation. For companion diagnostic development, the Company generally uses the cost-to-cost approach to measure the extent of progress towards completion of the performance obligation because the Company believes it best depicts the transfer of assets to the customer. Under the output method, the extent of progress towards completion is measured based on the value of the services transferred to date relative to the remaining services promised under the contract. Under the cost-to-cost measure approach, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. The Company records shipping and handling billed to customers as service and other revenue and the related costs in cost of service and other revenue in the consolidated statements of operations.

In June 2022, the Company entered into a Companion Diagnostic Agreement (the “Acrivon Agreement”) with Acrivon Therapeutics, Inc. (“Acrivon”) to co-develop, validate, and commercialize Acrivon’s OncoSignature® test. On December 4, 2023, the Company amended the Acrivon Agreement, which expanded the scope of work and increased total development milestone payments to an aggregate of $17,250. Such amendment was accounted for as a modification to the existing contract. The Company is entitled to be paid through an upfront payment and at the achievement of certain developmental, commercial, and FDA milestones during the development, that could aggregate to $17,850. On October 25, 2024, the Company entered into the Fourth Amendment to the Acrivon Agreement with Acrivon, which added additional milestone payments totaling $3,000. In connection with such amendment, the Company granted a license of certain intellectual property to Acrivon. Such amendment was accounted for as a separate contract, as the Company concluded the contract modification was for additional goods and services that are distinct and at their standalone selling price. The $3,000 of consideration was recognized as point in time revenue in the fourth quarter of 2024. A portion of milestone payments from the Acrivon Agreement have been received from June 2022 through March 31, 2025.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products, and between instrument warranty and service and other revenue, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates the Company’s revenue by major source:

	Three months ended
	March 31, 2025	March 31, 2024
Revenue
Product revenue
Instruments	$5,030	$4,869
Consumables	6,944	7,001
Standalone software products	58	270
Total product revenue	$12,032	$12,140
Service and other revenue
Service and other revenue	$1,752	$3,383
Instrument warranty	2,855	2,827
Total service and other revenue	$4,607	$6,210
Total revenue	$16,639	$18,350

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

Contract Assets and Liabilities

The Company’s contract assets consist of revenues recognized, but not yet invoiced to customers for lab services, companion diagnostic development, and instruments. The Company classifies contract assets in accounts receivable. Contract assets are classified as current or noncurrent based on timing of when the Company expects to invoice the customer. The Company recorded $1,831, $4,023, and $1,276 in contract assets at March 31, 2025, December 31, 2024, and December 31, 2023, respectively.

The Company’s contract liabilities consist of upfront payments for service-based warranties on instrument sales, as well as lab services. The Company classifies contract liabilities associated with service based warranties in deferred revenue, and contract liabilities associated with lab services in accrued expenses. Contract liabilities are classified as current or noncurrent based on the timing of when the Company expects to service the warranty, or complete the lab services contract. At March 31, 2025, the Company recorded contract liabilities of $10,740, including $6,518 in deferred revenue, $2,782 in deferred revenue, net of current portion, and $1,440 in accrued expenses. At December 31, 2024, the Company recorded contract liabilities of $10,581, including $6,554 in deferred revenue, $3,063 in deferred revenue, net of current portion, and $964 in accrued expenses. At December 31, 2023, the Company recorded contract liabilities of $10,977, including $6,688 in deferred revenue, $3,193 in deferred revenue, net of current portion, and $1,096 in accrued expenses. During the three months ended March 31, 2025 and 2024, the Company recognized $1,770 and $2,723 of revenue, respectively, that was included as a contract liability as of December 31, 2024 and 2023, respectively.

Cost to Obtain and Fulfill a Contract

Under ASC 606, the Company is required to capitalize certain costs to obtain customer contracts and costs to fulfill customer contracts. These costs are required to be amortized to expense on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates, compared to previously being expensed as incurred. As a practical expedient, the Company recognizes any incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset is one year or less. Capitalizable costs to obtain contracts, such as commissions, and costs to fulfill customer contracts were determined to be immaterial for the three months ended March 31, 2025 and 2024.

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

Refer to Note 13 – Stock compensation plans for further details on the Company’s stock-based compensation plans.

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

Comprehensive loss

Components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Other comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive loss are reported net of any related tax effect to arrive at comprehensive loss. Comprehensive loss includes net loss as well as other changes in stockholders’ (deficit) equity that result from transactions and economic events other than those with stockholders which for the three months ended March 31, 2025 and 2024 consist of unrealized loss on marketable securities.

Marketable securities

Marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. Short-term marketable securities mature within one year from the balance sheet date while long-term marketable securities mature after one year. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive loss as a separate component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are reflected as a component of interest income. Interest on securities sold is determined based on the specific identification method and reflected as interest income. Any realized gains or losses on the sale of investment are reflected as realized (loss) gain on investments.

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

(4) Significant risks and uncertainties including business and credit concentrations

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

The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for credit losses. The allowance for credit losses is developed using historical collection experience, current and future economic and market conditions, and a review of the status of customers’ accounts receivable. The Company had an allowance for credit losses of $1,015 and $960 at March 31, 2025 and December 31, 2024, respectively.

For the three months ended March 31, 2025 and 2024, no single customer accounted for more than 10% of revenue. One customer accounted for 13% and 27% of accounts receivable at March 31, 2025 and December 31, 2024, respectively.

(5) Fair value of financial instruments

The Company measures the following financial liabilities at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented.

The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of March 31, 2025 and December 31, 2024:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$18,073	$18,073	$—	$—
U.S Treasury securities	7,187	—	7,187	—
Total Assets	$25,260	$18,073	$7,187	$—

Liabilities:
Contingent consideration – Short term portion	$513	$—	$—	$513
Contingent consideration – Long term portion	3,472	—	—	3,472
Total Liabilities	$3,985	$—	$—	$3,985

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$8,124	$8,124	$—	$—
U.S Treasury securities	20,783	—	20,783	—
Commercial paper	2,478	—	2,478	—
Total Assets	$31,385	$8,124	$23,261	$—

Liabilities:
Contingent consideration – Long term portion	$3,871	$—	$—	$3,871
Total Liabilities	$3,871	$—	$—	$3,871

The following is a summary of cash equivalents and marketable securities as of March 31, 2025 and December 31, 2024:

	March 31, 2025
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents	$18,073	$—	$—	$18,073
Marketable securities (due in one year or less):
U.S Treasury securities	7,188	—	(1)	7,187
Total marketable securities due in one year or less	7,188	—	(1)	7,187
Total cash equivalents and marketable securities	$25,261	$—	$(1)	$25,260

	December 31, 2024
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents	$8,124	$—	$—	$8,124
Marketable securities (due in one year or less):
U.S Treasury securities	20,776	7	—	20,783
Commercial paper	2,478	—	—	2,478
Total marketable securities due in one year or less	23,254	7	—	23,261
Total cash equivalents and marketable securities	$31,378	$7	$—	$31,385

The Company held two debt securities at March 31, 2025 classified as marketable securities with original maturity dates greater than three months that were in an unrealized loss position for less than twelve months. The fair market value of these securities was $7,187. The Company evaluated its securities for other-than-temporary impairments based on quantitative and qualitative factors. The Company considered the decline in market value for these securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell these securities, and the Company does not intend to sell these securities before the recovery of their amortized cost basis. Based on its analysis, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2025.

The Company had no material realized gains or losses on its available-for-sale securities for the three months ended March 31, 2025 and 2024.

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

The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs:

	Fair Value	Fair Value
	as of	as of
	March 31,	December 31,	Valuation	Unobservable
Contingent Consideration Liability	2025	2024	Technique	Inputs
Revenue-based Payments	$3,985	$3,871	Discounted Cash Flow Analysis under the Income Approach	Revenue discount factor, discount rate

(6) Property and equipment, net

Property and equipment consists of the following:

	Estimated Useful	March 31,	December 31,
	Life (Years)	2025	2024
Furniture and fixtures	7	$411	$378
Computers, laptop and peripherals	5	5,200	5,193
Laboratory equipment	5	8,071	7,734
Leasehold improvements	Shorter of the lease life or 7	5,283	5,245
Total property and equipment		18,965	18,550
Less: Accumulated depreciation		(12,045)	(11,347)
Property and equipment, net		$6,920	$7,203

There was no impairment related to property and equipment for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Company recorded $902 in impairment related to leasehold improvements, furniture and fixtures, and laboratory equipment associated with its exit of office and laboratory space in Menlo Park, California. Please refer to Note 20 – Leases for further discussion.

Depreciation expense relating to property and equipment charged to operations was $615 and $716 for the three months ended March 31, 2025 and 2024, respectively. Depreciation expense relating to property and equipment charged to cost of sales was $83 and $156 for the three months ended March 31, 2025 and 2024, respectively.

Demo inventory consists of the following:

	Estimated	March 31,	December 31,
	Life (Years)	2025	2024
Demo inventory – gross	3	$5,074	$5,152
Less: Accumulated depreciation		(3,955)	(3,816)
Demo inventory, net		$1,119	$1,336

Depreciation expense relating to demo equipment charged to operations was $168 and $252 for the three months ended March 31, 2025 and 2024, respectively.

(7) Allowance for credit losses

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

As of March 31, 2025, the Company’s accounts receivable balance was $11,742, net of $1,015 of allowance for credit losses. The following table provides a roll-forward of the allowance for credit losses for the three months ended

March 31, 2025 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

Balance as of December 31, 2024	$960
Change in provision	55
Balance as of March 31, 2025	$1,015

The following table provides a roll-forward of the allowance for credit losses for the three months ended March 31, 2024 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

Balance as of December 31, 2023	$45
Change in provision	375
Balance as of March 31, 2024	$420

(8) Inventories, net

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

Inventories, net consisted of the following:

	March 31,	December 31,
	2025	2024
Raw materials	$3,415	$3,510
Finished goods	19,438	20,811
Total inventories, net	$22,853	$24,321

(9) Intangible assets

Intangible assets as of March 31, 2025 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(5,120)	$6,680	15
Developed technology	8,300	(4,500)	3,800	12
Licenses	213	(188)	25	15
Trade names and trademarks	6,300	(4,412)	1,888	12
Capitalized software	3,377	(1,925)	1,452	5
Total intangible assets	$29,990	$(16,145)	$13,845

Intangible assets as of December 31, 2024 are summarized as follows:

		Accumulated		Useful Life
	Cost	Amortization	Net	(in years)
Customer relationships	$11,800	$(4,921)	$6,879	15
Developed technology	8,300	(4,327)	3,973	12
Licenses	213	(187)	26	15
Trade names and trademarks	6,300	(4,205)	2,095	12
Capitalized software	3,377	(1,791)	1,586	5
Total intangible assets	$29,990	$(15,431)	$14,559

Total amortization expense was $714 and $713 for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows:

2025 remaining	$2,139
2026	2,822
2027	1,956
2028	1,761
2029	1,608
Thereafter	3,559
Total	$13,845

(10) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2025	2024
Payroll and compensation	$3,051	$4,414
Current portion of contingent consideration	1,926	1,382
Inventory purchases	77	319
Customer deposits	1,068	964
Accrued interest	726	741
Accrued legal	2,794	1,369
Other accrued expenses	1,930	1,659
Total accrued expenses and other current liabilities	$11,572	$10,848

(11) Debt

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

In November 2024, the Company entered into Amendment No. 5 (“Amendment No. 5”) to the Midcap Trust Term Loan, effective as of September 30, 2024, which amended certain affirmative financial covenants. Amendment No. 5 also extended the interest only period from December 1, 2025 until March 1, 2026 (subject to further extension upon certain conditions), at which point the Company must repay the principal amounts in equal monthly installments until the maturity date of November 1, 2027. Finally, Amendment No. 5 increased the exit fee from 4.75% to 6.25%. The Company accounted for Amendment No. 5 as a modification pursuant to ASC 470-50.

On May 12, 2025, the Company entered into Amendment No. 6 (“Amendment No. 6”), pursuant to which, among other things, Midcap Financial Trust, as agent, waived existing events of default as of March 31, 2025 and through the date of Amendment No. 6 and the parties amended certain affirmative financial covenants. Additionally, Amendment No. 6 includes certain additional restrictive covenants, including amending or modifying the Merger Agreement which is reasonably expected to be materially adverse to Midcap’s interest. Substantially all other term and conditions, and covenants of the Midcap Trust Term Loan remain unchanged.

The Company was not in compliance with certain covenants at March 31, 2025 under the Midcap Trust Term Loan. As of the date of this Quarterly Report on Form 10-Q, after giving effect to Amendment No. 6, the Company is in compliance with all covenants under the Midcap Trust Term Loan as of March 31, 2025 and through the date these consolidated financial statements were issued.

The interest rate was 11.24% at March 31, 2025. A final payment fee of $4,688 is due upon the earlier to occur of the maturity date, or prepayment of such borrowings.

Given that the Company does not expect to maintain compliance with certain financial covenants under the Midcap Trust Term Loan at July 31, 2025 in the event the Merger is not consummated, the Company has classified the Midcap Trust Loan as a current liability in the consolidated balance sheet as of March 31, 2025.

For the three months ended March 31, 2025 and 2024, the Company recorded $276 and $186, respectively, related to the amortization of the final payment fee associated with the Midcap Trust Term Loan.

Debt consists of the following:

	March 31,	December 31,
	2025	2024
Midcap Trust Term Loan	$75,000	$75,000
Unamortized debt discount	(302)	(331)
Accretion of final fee	1,789	1,513
Total debt, net	76,487	76,182
Less amount included as short-term	(76,487)	—
Long-term debt, net	$—	$76,182

(12) Stockholder’s (deficit) equity

The Company’s Amended and Restated Certificate of Incorporation authorizes it to issue 500,000,000 shares of common stock, $0.00001 par value per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. Each share of the Company’s common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board, subject to the prior rights of holders of all classes of stock outstanding. As of March 31, 2025 and December 31, 2024, a total of 49,836,931 and 49,572,122 shares of common stock were issued and outstanding, respectively, and 13,139,590 and 10,925,793 shares of common stock were reserved for issuance upon the exercise of stock options and vesting of restricted stock, respectively, including 5,731,276, and 3,191,674, respectively, of shares available for issuance under the 2021 Equity Incentive Plan.

On November 7, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.00001 per share (the “Common Stock”), having an aggregate offering price of up to $50,000 through Piper Sandler as its sales agent. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Sandler may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made through The Nasdaq Global Select Market (“Nasdaq”), on any other existing trading market for the Common Stock, to or through a market maker, or, if expressly authorized by the Company, in privately negotiated transactions. The Company or Piper Sandler may terminate the Equity Distribution Agreement upon notice to the other party and subject to other conditions. The Company will pay Piper Sandler a commission equal to 3.0% of the gross proceeds of any Common Stock sold through Piper Sandler under the Equity Distribution Agreement and has provided Piper Sandler with customary indemnification rights. As of March 31, 2025 and December 31, 2024, the Company has not sold any shares of common stock under the ATM program.

Issuance costs incurred related to the Equity Distribution Agreement are classified as current assets on the consolidated balance sheet at March 31, 2025 and December 31, 2024.

(13) Stock compensation plans

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

Stock Options

During the three months ended March 31, 2025, no options were granted by the Company. During the three months ended March 31, 2024, the Company granted options with an aggregate fair value of $2,709, which are being recorded as compensation expense over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding), volatility of the Company’s common stock and an assumed-risk-free interest rate.

During the three months ended March 31, 2024, the Company granted options to purchase 730,000 shares of common stock at a weighted average fair value of $3.71 per share and a weighted average exercise price of $5.35 per share. For the three months ended March 31, 2024, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

Three months ended
March 31,
2024
Weighted-average risk-free interest rate	4.3%
Expected dividend yield	—%
Expected volatility	75.7%
Expected term	6.1 years

Restricted Stock Units

During the three months ended March 31, 2025 and 2024, the Company granted RSUs with an aggregate fair value of $199 and $5,482, respectively, which are being recorded as compensation expense over the requisite service period.

The fair value of each grant is calculated based on the Company’s stock price on the date of grant. During the three months ended March 31, 2025, the Company granted 93,092 RSUs at a weighted average fair value of $2.14 per share. During the three months ended March 31, 2024, the Company granted 1,025,951 RSUs at a weighted average fair value of $5.34 per share.

Stock-Based Compensation

Stock-based compensation related to the Company’s stock-based awards was recorded as an expense and allocated as follows:

	Three months ended
	March 31,
	2025	2024
Cost of goods sold	$82	$74
Selling, general and administrative	1,769	2,140
Research and development	395	352
Total stock-based compensation	$2,246	$2,566

On November 19, 2024, the Board approved a stock option repricing wherein the exercise price of each Eligible Option was reduced to the price of the Company’s common stock as of the market close on November 19, 2024, or $2.16 per share. "Eligible Option" is defined as all outstanding stock options to acquire shares of the Company’s common stock that were issued to active employees of the Company who hold the title of Senior Vice President or below (not a non-employee member of the Board or a consultant) as of November 19, 2024, in which the original exercise price is above the closing price as of November 19, 2024. All outstanding options remain outstanding in accordance with their current terms and conditions. Such repricing is contingent upon the earlier of one year of service, or through November 19, 2025, or a change in control. The stock option repricing resulted in incremental stock-based compensation expense of $830, which will be recognized over a weighted average period of 4.7 years. Incremental stock-based compensation expense of $157 was recognized in the first quarter of 2025.

As of March 31, 2025, there was $4,707 of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a remaining weighted-average period of 2.0 years.

As of March 31, 2025, there was $8,473 of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a remaining weighted-average period of 2.2 years.

(14) Employee stock purchase plan

On March 24, 2021, the Board and on April 8, 2021, the Company’s stockholders approved and adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective in connection with the closing of the Company’s IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. A total of 172,795 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2022 and ending with January 1, 2030, by an amount equal to 0.5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Board. No shares have been issued under the ESPP at March 31, 2025 and December 31, 2024, respectively.

(15) Income taxes

During the three months ended March 31, 2025 and 2024, the Company recorded a tax provision of $48 and $63, respectively. The tax provision consists primarily of foreign income taxes and state taxes in the United States. The provision differs from the U.S. federal statutory rate of 21% primarily due to the full valuation allowance recorded against the U.S. deferred tax assets, including the current year to date losses. The Company maintains a valuation allowance against its U.S. deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

(16) Commitments and contingencies

License Agreements

In September 2018, in connection with the acquisition of the QPS division of PKI (subsequently known as Revvity), the Company entered into a License Agreement with PKI, pursuant to which PKI granted the Company an exclusive, nontransferable, sublicensable license under certain patent rights to make, use, import and commercialize QPS products and services. The Company is required to pay royalties on net sales of products and services that are covered by patent rights under the agreement at a rate ranging from 1.0% to 7.0%. As of the acquisition date, the Company accounted for the future potential royalty payments as contingent consideration. This contingent consideration is subject to remeasurement. The Company recorded approximately $513 and $1,382 of accrued royalties for projected net sales in 2025, and actual net sales in 2024, as of March 31, 2025 and December 31, 2024, respectively. Such amounts are payable in the first quarter of 2026 and 2025, respectively.

Changes in the fair value of the Company’s long-term portion of the contingent consideration liability during the three months ended March 31, 2025 and 2024 were as follows:

Balance as of December 31, 2024	$3,871
Reclassification of FY 2025 payment to accrued expenses	(545)
Change in contingent consideration value	146
Balance as of March 31, 2025	$3,472

Balance as of December 31, 2023	$5,765
Reclassification of FY 2024 payment to accrued expenses	(1,929)
Change in contingent consideration value	179
Balance as of March 31, 2024	$4,015

(17) Net loss per share attributable to common stockholders

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards. Awards granted with performance conditions are excluded from the shares used to compute diluted earnings per share until the performance conditions associated with the awards are met.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
	March 31,
	2025	2024
Net loss	$(15,652)	$(23,484)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	49,664,515	49,188,170
Basic and diluted net loss per common share outstanding	$(0.32)	$(0.48)

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

	March 31,
	2025	2024
Outstanding stock options	5,250,419	6,290,879
Unvested restricted stock units	2,157,895	2,034,945
Total	7,408,314	8,325,824

(18) Segments

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

In accordance with ASC 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures, the following table presents the segment revenue and significant expense categories included within the Company’s segment’s measure of loss for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
($ in thousands)	2025	2024
Revenue	16,639	18,350
Less:
Cost of goods sold, excluding depreciation, amortization, and stock-based compensation	6,615	9,652
Operating expenses - compensation and benefits	9,833	15,013
Operating expenses - outside services	5,493	2,189
Other segment items(a)	3,920	5,314
Depreciation and right-of-use amortization	1,084	1,338
Amortization of intangibles	714	713
Stock-based compensation	2,246	2,566
Change in fair value of contingent consideration	146	179
Impairment	—	2,971
Interest expense	2,492	2,612
Interest income	(313)	(937)
Other expense, net	13	161
Provision for income taxes	48	63
Net loss	$(15,652)	$(23,484)

(a)	Other segment items included in net loss includes insurance, rent and utilities, repairs & maintenance, IT, lab supplies, travel & entertainment, allowance for credit losses, and other overhead expenses.

The following table provides the Company’s revenues by geographical market based on the location where the services were provided or to which product was shipped:

	Three months ended
	March 31,
	2025	2024
North America	$10,138	$10,124
APAC	2,585	3,270
EMEA	3,916	4,956
Total Revenue	$16,639	$18,350

	Three months ended
	March 31,
	2025	2024
North America	61%	55%
APAC	15%	18%
EMEA	24%	27%
Total Revenue	100%	100%

North America includes the United States and related territories, as well as Canada. APAC also includes Australia. For the three months ended March 30, 2025 and 2024, the Company had no countries outside of the United States with more than 10% of total revenue.

As of March 31, 2025 and December 31, 2024, substantially all of the Company’s long-lived assets are located in the United States.

(19) Related party transactions

Argonaut Manufacturing Services Inc. (“AMS”) is a portfolio company of Telegraph Hill Partners, which holds greater than 5% of the Company’s total outstanding shares. During the three months ended March 31, 2025 and 2024, the Company incurred costs of goods sold of approximately $0 and $1,673, respectively, related to sales of consumables manufactured by and shipped from AMS. During the three months ended March 31, 2025, the Company incurred research and development expenses of approximately $127 with AMS. As of March 31, 2025 and December 31, 2024, the Company had $173 and $581 in accounts payable, respectively, due to AMS.

One of the Company’s officers is a member of the board of directors of a software-as-a-service provider, who provides software development services to the Company, which are utilized for research purposes. During the three months ended March 31, 2025 and 2024, the Company incurred research and development expenses of $295 and $135, respectively, with such provider. As of March 31, 2025 and December 31, 2024, the Company had $178 and $206 in accounts payable, respectively, due to such provider.

(20) Leases

There were no ROU asset or leasehold improvement impairments recorded in the three months ended March 31, 2025.

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

The Company is a lessee under operating leases of offices, warehouse space, laboratory space, and auto leases, and financing leases of computer equipment and staining equipment.

Some leases include an option to renew, with renewal terms that can extend the lease term by five years. The exercise of lease renewal options is at the Company’s sole discretion. None of these options to renew are recognized as part of the Company’s ROU asset or lease liability as of March 31, 2025, as renewal was determined to not be reasonably assured.

The table below summarizes the Company’s lease costs for the three months ended March 31, 2025 and 2024:

		Three months ended March 31,
Lease Costs	Classification	2025	2024
Finance lease cost:
Amortization of right-of-use assets	Cost of service and other revenue	$70	$89
Amortization of right-of-use assets	Selling, general and administrative	12	41
Amortization of right-of-use assets	Research and development	136	84
Interest on lease liabilities	Interest expense, net	33	34
Operating lease cost:
Sublease income	Selling, general and administrative	(110)	—
Rent expense	Cost of product revenue	26	28
Rent expense	Selling, general and administrative	498	706
Total lease cost		$665	$982

As of March 31, 2025, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

Maturity of operating lease liabilities	As of March 31, 2025
2025 remaining	$2,101
2026	2,615
2027	1,104
2028	436
2029	449
Thereafter	113
Total lease payments	$6,818
Less: discount to lease payments	(704)
Total operating lease liabilities	$6,114

As of March 31, 2025, future minimum commitments under ASC 842 under the Company’s financing leases were as follows:

Maturity of financing lease liabilities	As of March 31, 2025
2025 remaining	$422
2026	430
2027	383
2028	60
Total lease payments	$1,295
Less: discount to lease payments	(173)
Total financing lease liabilities	$1,122

The table below summarizes the weighted-average remaining lease term (in years), the weighted-average incremental borrowing rate (in percentages), as well as supplemental cash flow information related to leases for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
Lease Term, Discount Rates, and Other	2025		2024
Weighted average remaining lease term
Operating leases	2.9	years	3.6	years
Financing leases	2.6	years	3.0	years
Weighted average incremental borrowing rate
Operating leases	7.85%		7.85%
Financing leases	11.46%		9.90%
Cash payments of amounts included in lease liabilities
Operating cash flows from operating leases	$670		$718
Operating cash flows from finance leases	33		34
Financing cash flows from finance leases	180		181

(21) Reduction in force

In January of 2024, the Company initiated a workforce reduction in connection with certain operating expense cost savings initiatives implemented by the Company, including the consolidation of its facilities and the exit of its Menlo Park, California leased facility as discussed in Note 20 – Leases. This workforce reduction was substantially completed by the end of the first quarter of 2024.

During the three months ended March 31, 2024, the Company recorded $1,257 for charges related to this workforce reduction, and $140 of employee and equipment relocation costs associated with the Menlo Park, California exit, respectively, which were recorded in restructuring on the consolidated statements of operations. As of March 31, 2025, none of these workforce reduction charges remain unpaid.

In July 2024, the Company initiated a workforce reduction in connection with certain operating expense cost savings initiatives. This workforce reduction was substantially completed by the end of the third quarter of 2024.

During the three months ended September 30, 2024, the Company recorded $1,690 for charges related to this workforce reduction, which were recorded in restructuring on the consolidated statements of operations. As of March 31, 2025, $19 of these workforce reduction charges remain unpaid.

(22) Subsequent events

The Company has evaluated subsequent events from the consolidated balance sheet date through May 12, 2025, which is the date the consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2024 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2025. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in our Annual Report on Form 10-K for the year ended December 31, 2024, as referred to in the section titled “Risk Factors” under Part II, Item 1A below. Please also see the section titled “Special note regarding forward looking statements.”

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

Our spatial biology solutions measure cells and proteins by providing biomarker data in its spatial context while preserving tissue integrity. Biomarkers are objective measures that capture what is happening in a cell or tissue at a given moment. Current genomic and proteomic methods, such as next-generation sequencing (“NGS”), single-cell analysis, flow cytometry and mass spectrometry, are providing meaningful data but require the destruction of the tissue sample for analysis. While valuable and broadly adopted, these approaches allow scientists to analyze the biomarkers and cells that comprise the tissue but do not provide the fundamental information about tissue structure, cellular interactions and the localized measurements of key biomarkers. Furthermore, current non-destructive tissue analysis and histological methods provide some limited spatial information, but they only measure a minimal number of biomarkers at a time and require expert pathologist interpretation. Our platforms address these limitations by providing end-to-end solutions that enable researchers to quantitatively interrogate a large number of biomarkers and cell types across a tissue section at single-cell resolution. The result is a detailed and computable map of the tissue sample that thoroughly captures the underlying tissue dynamics and interactions between key cell types and biomarkers, a process now referred to as spatial phenotyping. We believe that we are the only business with the breadth of platform capabilities that enable researchers to do a deep exploratory and discovery study, and then further advance and scale their research through the translational and clinical phases, leading to a better understanding of human biology, disease progression and response to therapy. We also believe that we are the only spatial biology business that is capable of delivering a menu of clinical in vitro diagnostics tests on our platform for routine diagnostic testing.

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

For the three months ended March 31, 2025 and 2024, revenue from North America accounted for approximately 61% and 55% of our revenue, respectively.

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

As of the date of this Quarterly Report on Form 10-Q, we have financed our operations primarily from the issuance and sale of our equity securities, borrowings under our long-term debt agreement, and revenue from our commercial operations. We have incurred net losses in each period since our inception in 2015. Our net losses were $15.7 million and $23.5 million for the three months ended March 31, 2025 and 2024, respectively. We expect to continue to incur operating losses for the foreseeable future. In the event that the transaction contemplated under the Merger Agreement we have entered into with Quanterix is not consummated, based on our current operating plan, we do not expect to maintain compliance with certain financial covenants at July 31, 2025 under the Midcap Trust Term Loan. In such event, we would intend to seek a waiver, refinance the outstanding borrowings or otherwise mitigate these concerns with Midcap Financial Trust or another lender. There can be no assurance that a waiver will be granted or that we will be able to refinance the amounts outstanding, and in such an event, the lender may exercise any and all of its rights and remedies provided for under the Midcap Trust Term Loan. As a result of these uncertainties, there is substantial doubt about our ability to continue as a going concern for the next twelve months. However, we plan to continue to grow our business while improving results of operations in an effort to achieve cash flow positivity, as we:

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

Our ability to drive incremental pull through

We believe that expansion of our installed base to new and existing customers will drive an increase in our recurring reagent and instrument service revenue. In addition, as our research and development team identifies and launches new applications and biomarker targets, we expect to increase incremental pull through on our existing and new instrument installed base. Recurring revenue was 59% and 54% of total revenue for the three months ended March 31, 2025 and 2024, respectively. Our recurring revenue as a percentage of total product and service revenue will vary based upon new device placements in the period. As our installed base expands, we expect recurring revenue on an absolute basis to increase and become an increasingly important contributor to our revenue.

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

During the three months ended March 31, 2025 and 2024, our instrument placements were as follows:

	Three months ended
	March 31,
	2025	2024
Instrument Placements:	29	30

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

Components of results of operations

Revenue

Product Revenue

We generate product revenue from the sale of our instruments, consumables and software products. Instrument sales accounted for 42% and 40% of product revenue for the three months ended March 31, 2025 and 2024, respectively. Consumables revenue accounted for 58% of our product revenue for each of the three months ended March 31, 2025 and 2024.

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

Gross profit was $9.9 million compared to $8.4 million for the three months ended March 31, 2025 and 2024, respectively.

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

Restructuring. Restructuring expense primarily consists of charges recorded in connection with our workforce reductions executed in January of 2024.

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

Results of operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in the Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three months ended
	March 31,
($ in thousands)	2025	2024
Product revenue	$12,032	$12,140
Service and other revenue	4,607	6,210
Total revenue	16,639	18,350
Cost of goods sold:
Cost of product revenue	4,491	6,723
Cost of service and other revenue	2,277	3,248
Total cost of goods sold	6,768	9,971
Gross profit	9,871	8,379
Operating expenses:
Selling, general and administrative	17,580	19,863
Research and development	5,557	5,554
Change in fair value of contingent consideration	146	179
Impairment	—	2,971
Restructuring	—	1,397
Total operating expenses	23,283	29,964
Loss from operations	(13,412)	(21,585)
Other income (expense):
Interest expense	(2,492)	(2,612)
Interest income	313	937
Other expense, net	(13)	(161)
Loss before provision for income taxes	(15,604)	(23,421)
Provision for income taxes	(48)	(63)
Net loss	$(15,652)	$(23,484)

Comparison of the three months ended March 31, 2025 and 2024

Revenue

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2025	2024	Amount	%
Product revenue	$12,032	$12,140	$(108)	(1)%
Service and other revenue	4,607	6,210	(1,603)	(26)%
Total revenue	$16,639	$18,350	$(1,711)	(9)%

Product revenue decreased by $0.1 million, or 1%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was primarily driven by a $0.2 million decrease in instrument revenue resulting from 29 new system placements during the three months ended March 31, 2025, compared to 30 new system placements for the three months ended March 31, 2024, offset by a $0.1 million increase in consumable revenue resulting from a larger installed base of 1,359 systems as of March 31, 2025, as compared to 1,213 systems as of March 31, 2024.

Service and other revenue decreased by $1.6 million, or 26%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was primarily due to a decrease relating to lab services revenue, decreases in revenue generated from companion diagnostic development, and other immaterial changes.

Cost of Goods Sold, Gross Profit and Gross Margin

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2025	2024	Amount	%
Cost of product revenue	$4,491	$6,723	$(2,232)	(33)%
Cost of service and other revenue	2,277	3,248	(971)	(30)%
Total cost of goods sold	$6,768	$9,971	$(3,203)	(32)%
Gross profit	$9,871	$8,379	$1,492	18%
Gross margin	59%	46%

Cost of product revenue decreased by $2.2 million, or 33%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in cost of product revenue was primarily due to a $2.0 million charge recorded in the first quarter of 2024 related to obsolete inventory associated with the Mantra 2 Quantitative Pathology Workstation and the Vectra 3 Automated Quantitative Pathology Imaging System (collectively, the “Discontinued Products”), a legacy product line which was discontinued in the first quarter of 2024 and decrease in costs associated with decreased instrument sales, offset by costs associated with increased reagents sales. Cost of service and other revenue decreased by $1.0 million, or 30%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in cost of service and other revenue was primarily driven by a decrease in personnel-related expenses due to the workforce reductions that we executed in January and July of 2024.

Gross profit decreased by $1.5 million, or 18%, and gross margin increased by 13% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease in gross profit was primarily due to the charge recorded in the first quarter of 2024 related to the Discontinued Products, as well as a decrease in instrument sales. The increase in gross margin was primarily due to the charge resulting from the Discontinued Products during the three months ended March 31, 2024.

Operating Expenses

Selling, General and Administrative

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2025	2024	Amount	%
Selling, general and administrative	$17,580	$19,863	$(2,283)	(11)%

Selling, general and administrative expense decreased by $2.3 million, or 11%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was primarily due to a $3.4 million decrease in personnel-related expenses, primarily due to the workforce reductions in January and July of 2024, a $0.5 million decrease in rent, net of sublease income, due to exiting our Menlo Park facility in the first quarter of 2024, a $0.3 million decrease in charges to our allowance for credit losses, and a $0.3 million decrease in recruiting, training, conferences, and travel and expenses, offset by a $2.6 million increase in professional fees in connection with the Merger.

Research and development

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2025	2024	Amount	%
Research and development	$5,557	$5,554	$3	0%

Research and development expense increased by $3.0 thousand, or 0%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily due to a $0.9 million increase in consulting, engineering, and lab supply consumption, partially offset by a $0.8 million decrease in personnel-related expenses, primarily due to the workforce reductions in January and July of 2024, and other immaterial changes.

Change in fair value of contingent consideration

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2025	2024	Amount	%
Change in fair value of contingent consideration	$146	$179	$(33)	(18)%

Change in fair value of contingent consideration was a $0.1 million loss for the three months ended March 31, 2025, compared to a $0.2 million loss for the three months ended March 31, 2024. The change in fair value of $33.0 thousand, or 18%, was due to current period remeasurement.

Impairment

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2025	2024	Amount	%
Impairment	$—	$2,971	$(2,971)	(100)%

Impairment decreased by $3.0 million, or 100% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to impairment charges to our right-of-use assets and property and equipment associated with exiting our Menlo Park, California facilities that were recorded in the first quarter of 2024.

Restructuring

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2025	2024	Amount	%
Restructuring	$—	$1,397	$(1,397)	(100)%

Restructuring decreased by $1.4 million, or 100% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to the workforce reductions that we executed in January of 2024.

Interest expense

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2025	2024	Amount	%
Interest expense	$2,492	$2,612	$(120)	(5)%

Interest expense decreased by $0.1 million, or 5% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was due to a decrease in interest rates.

Interest income

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2025	2024	Amount	%
Interest income	$313	$937	$(624)	(67)%

Interest income decreased by $0.6 million, or 67% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 due to decreased levels of cash, cash equivalents, and marketable securities as of March 31, 2025 as compared to March 31, 2024.

Other expense, net

	Three months ended
	March 31,		Change
($ in thousands, except percentages)	2025	2024	Amount	%
Other expense, net	$13	$161	$(148)	(92)%

Other expense, net decreased by $0.1 million, or 92%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2025, we had approximately $27.5 million in cash, cash equivalents, and marketable securities.

Since our inception, we have experienced losses and negative cash flows from operations, and we incurred a consolidated net loss of $15.7 million for the three months ended March 31, 2025 and had an accumulated deficit of $301.1 million as of March 31, 2025. We expect to continue to incur operating losses in the foreseeable future. However, we plan to focus on improving results of operations in an effort to achieve cash flow positivity.

We have historically financed our operations primarily from the issuance and sale of our equity securities, borrowings under our long-term debt agreement, and revenue from our commercial operations. We may in the future sell shares of our common stock, including pursuant to the Equity Distribution Agreement, to help fund our operations. However, there can be no assurance that additional financings will be available to us or that we will become profitable.

If the transaction contemplated under our Merger Agreement with Quanterix is not consummated, based on our current operating plan, we do not expect to maintain compliance with certain financial covenants at July 31, 2025 under the Midcap Trust Term Loan. In such event, we would intend to seek a waiver, refinance the outstanding borrowings or otherwise mitigate these concerns with Midcap Financial Trust or another lender. There can be no assurance that a waiver will be granted or that we will be able to refinance the amounts outstanding, and in such an event, the lender may exercise any and all of its rights and remedies provided for under the Midcap Trust Term Loan. As a result of these uncertainties, there is substantial doubt about our ability to continue as a going concern for the next twelve months following the date that these consolidated financial statements are issued.

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

In November 2024, we entered into Amendment No. 5 to the Midcap Trust Term Loan, effective as of September 30, 2024, which amended certain affirmative financial covenants. Amendment No. 5 also extended the interest only period from December 1, 2025 until March 1, 2026 (subject to further extension upon certain conditions), at which point we must repay the principal amounts in equal monthly installments until the maturity date of November 1, 2027. Finally, Amendment No. 5 increased the exit fee from 4.75% to 6.25%.

In May 2025, we entered into Limited Waiver and Amendment No. 6 (“Amendment No. 6”) to the Midcap Trust Term Loan pursuant to which, among other things, Midcap Financial Trust, as agent, waived existing events of default as of March 31, 2025 and through the date of Amendment No. 6, and the parties amended certain affirmative financial covenants.

The Midcap Trust Term Loan is collateralized by substantially all of our assets. The agreement contains customary negative covenants that limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity. The agreement also contains customary affirmative covenants, including requirements to, among other things, deliver audited financial statements. The Midcap Trust Term Loan provides that if we default under the loan and the default is not cured or waived, the lender could cause any amounts outstanding to be payable immediately. Under certain circumstances, the lender could also exercise its rights with respect to the collateral securing such loans. Any default under the Midcap Trust Term Loan could limit our ability to obtain additional financing, which may have an adverse effect on our cash flow and liquidity.

We were not in compliance with certain covenants under the Midcap Trust Term Loan as of March 31, 2025. As of the date of this Quarterly Report on Form 10-Q, after giving effect to Amendment No. 6, we are in compliance with all covenants under the Midcap Trust Term Loan as of March 31, 2025 and through the date these consolidated financial statements were issued.

At-the-Market Offering

On November 7, 2022, we entered into the Equity Distribution Agreement with Piper Sandler with respect to an ATM offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Piper Sandler as our sales agent. As of March 31, 2025 and December 31, 2024, we have not sold any shares of common stock under the ATM program.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three months ended
	March 31,
($ in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(7,214)	$(20,824)
Investing activities	16,044	(48,817)
Financing activities	(250)	(444)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$8,580	$(70,085)

Operating activities

Net cash used in operating activities decreased by $13.6 million to $7.2 million in the three months ended March 31, 2025 compared to $20.8 million in the three months ended March 31, 2024.

Net cash used in operating activities during the three months ended March 31, 2025 consisted of a net loss of $15.7 million, offset by non-cash charges of $5.3 million, and a change in our net operating assets and liabilities of $3.1 million. Non-cash charges primarily consisted of $2.2 million of stock-based compensation expense, $1.8 million of depreciation and amortization, a $0.5 million provision for excess and obsolete inventories, decreases in operating lease right of use assets of $0.4 million, $0.3 million of non-cash interest expense, and a $0.1 million change in fair value of contingent consideration, offset by $0.2 million in accretion of marketable securities. The change in our net operating assets and liabilities was primarily due to increases in accounts payable, accrued expenses and other liabilities of $1.5 million, decreases in accounts receivable of $2.0 million, and decreased inventory levels of $1.0 million, offset by decreases in operating lease liabilities of $0.5 million, a $0.5 million increases in prepaid expenses and other assets, and decreases in deferred revenue of $0.3 million.

Net cash used in operating activities during the three months ended March 31, 2024 consisted of a net loss of $23.5 million and a change in our net operating assets and liabilities of $8.2 million, offset by non-cash charges of $10.9 million. The change in our net operating assets and liabilities was primarily due to increased inventory levels of $7.3 million, decreases in accounts payable, accrued expenses and other liabilities of $3.2 million, decreases in operating lease liabilities of $0.6 million, and decreases in deferred revenue of $0.3 million, offset by decreases in accounts receivable of $3.1 million. Non-cash charges primarily consisted of $3.0 million of impairment expense, $2.6 million of stock-based compensation expense, a $2.3 million adjustment for excess and obsolete inventories, $2.1 million of depreciation and amortization, decreases in operating lease right of use assets of $0.7 million, $0.4 million in credit losses for accounts receivable, a $0.2 million change in fair value of contingent consideration, and $0.2 million of non-cash interest expense, offset by $0.5 million in accretion of marketable securities.

Investing activities

Net cash provided by investing activities was $16.0 million for the three months ended March 31, 2025 compared to net cash used in investing activities of $48.8 million during the three months ended March 31, 2024.

Net cash provided by investing activities for the three months ended March 31, 2025 was driven by $20.0 million in maturities of marketable securities, offset by purchases of marketable securities of $3.8 million, and purchases of property and equipment of $0.2 million.

Net cash used in investing activities for the three months ended March 31, 2024 was driven by purchases of marketable securities of $48.0 million and purchases of property and equipment of $0.8 million.

Financing activities

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2025 compared to net cash used in financing activities of $0.4 million for the three months ended March 31, 2024.

Net cash used in financing activities for the three months ended March 31, 2025 was primarily driven by $0.2 million in principal payments on financing leases, and $0.1 million in settlement of restricted stock units for tax withholding obligations.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 17, 2025.

Recent accounting pronouncements

For information on recently issued accounting pronouncements, see Note 3 – Summary of significant accounting policies to our consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025. There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 17, 2025. The risk factors may be important to understanding other statements in this report and should be read in conjunction with the unaudited financial statements and related notes in this report. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operations, product pipeline, operating results, financial condition or liquidity, and consequently, the value of our securities. Further, additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and prospects.

Other than as set forth below, there have been no material changes to the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 17, 2025.

The Exchange Ratio is fixed and will not be adjusted in the event of any change in either Quanterix’s or Akoya’s stock price. Therefore, our stockholders cannot be sure of the value of the Merger Consideration they will receive.

Upon completion of the Merger, each issued and outstanding share of our common stock (other than shares held as of the Effective Time by Quanterix, Merger Sub, any direct or indirect wholly owned subsidiary of Quanterix or Akoya or by Akoya as treasury shares) will be converted into the right to receive the Merger Consideration, which is equal to (A) 0.1461 fully paid and nonassessable shares of Quanterix common stock (as may be adjusted in accordance with the Merger Agreement) and, if applicable, cash in lieu of fractional shares and (B) $0.38 in cash, without interest. This Exchange Ratio was fixed in the Merger Agreement and will not be adjusted for changes in the market price of either Akoya common stock or Quanterix common stock. Changes in the market price of Quanterix common stock prior to completion of the Merger would affect the value of the Merger Consideration that Akoya stockholders will receive upon completion of the Merger.

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

The Merger Consideration is subject to limitations with respect to the maximum aggregate number of shares of Quanterix common stock that may be issued and the maximum aggregate amount of cash that may be payable.  As a result, the stock portion and the cash portion of the Merger Consideration payable to Akoya’s stockholders may be subject to change if either limit is exceeded.

The Merger Agreement provides that, in connection with the consummation of the Merger, as contemplated by the Merger Agreement, (i) the aggregate number of shares of Quanterix common stock to be issued by Quanterix will not exceed 19.99% of the issued and outstanding shares of Quanterix common stock immediately prior to the Effective Time and (ii) the aggregate cash consideration to be paid by Quanterix (including cash payable upon vesting of Rollover RSUs (as defined in the Merger Agreement) after the Effective Time) will not exceed $20 million. If any of such limits were to be exceeded, the Exchange Ratio and the Per Share Cash Consideration, as the case may be, would be reduced, with a corresponding increase in the other component (to the extent such increase does not exceed the limitations described in the foregoing sentence).

Because the Exchange Ratio and the Per Share Cash Consideration may be reduced to ensure the maximum share number and maximum cash amount limitations are satisfied, Akoya stockholders cannot be sure of the value of the Per Share Merger Consideration they will receive relative to the value of shares of Akoya common stock they exchange.

The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms.

The Merger is subject to a number of conditions that must be satisfied (or waived, to the extent permitted), including (i) receipt of the approval by Akoya stockholders; (ii) the registration statement on Form S-4, as amended by any post-effective amendment thereto, has become effective under the Securities Act and not being the subject of any action by the SEC seeking a stop order; (iii) the waiting period applicable to the Merger under the HSR Act having expired or been terminated, any mandatory waiting period or required clearance, approval or consent applicable to the Merger under any other applicable competition or antitrust law having expired or been obtained (except where the failure to observe such waiting period or obtain a clearance, approval or consent would not have a material adverse effect), and each other clearance, approval or consent with respect to the Merger by any relevant governmental authority asserting jurisdiction under any other applicable antitrust law having been deemed to be cleared, approved or consented to under such other antitrust laws; (iv) the absence of any order issued or entered, or any law enacted or promulgated, after the date of the Merger Agreement by any governmental body and having the effect of restraining, enjoining, making illegal or otherwise prohibiting the consummation of the Merger or the other transactions contemplated by the Merger Agreement; (v) the submission by Quanterix to Nasdaq of a notification of shares of Quanterix common stock to be issued in connection with the Merger (including those to be reserved upon exercise of options to acquire shares of Akoya common stock and the settlement of restricted stock units in respect of shares of Akoya common stock) as contemplated by the Merger Agreement; (vi) subject to certain exceptions, the accuracy of the representations and warranties of the parties to the Merger Agreement; (vii) performance by each party of its respective obligations under the Merger Agreement; and (viii) the absence of a “Material Adverse Effect” (as defined in the Merger Agreement) with respect to each of Akoya and Quanterix. These conditions to the completion of the Merger, some of which are beyond the control of Quanterix and Akoya, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or not completed.

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

The Merger Agreement provides that we will pay Quanterix a termination fee of $2.6 million in certain circumstances. The termination fee contemplated by the Merger Agreement may have the effect of discouraging alternative transaction proposals involving Akoya.

Changes in United States trade policies, including the imposition of tariffs, may adversely impact our business, financial condition, and results of operations.

During the first Trump Administration from 2017 to 2021, certain tariffs, as well as other trade restrictions, were imposed on various imported products and materials. President Trump again has signaled that his new Administration will impose tariffs against certain U.S. trading partners. On February 1, 2025, President Trump issued an Executive Order imposing tariffs at various levels on imports from Canada, Mexico, and China. The newly imposed tariffs triggered immediate threats of retaliatory tariffs against U.S. goods and have resulted in discussions with the affected countries which have delayed the implementation of many of the U.S. imposed tariffs while discussions with each trading partner continue. In March and April 2025, the Trump Administration announced a series of additional special tariffs, some of which have been temporarily paused. The additional special tariffs already in effect as of the date of this periodic report on Form 10-Q include tariffs on certain aluminum and steel products and certain derivatives as well as tariffs of 10% on most products from all countries worldwide, and a 145% tariff on substantially all products of Chinese origin.

These dynamic conditions are causing some reservations from consumers and businesses alike, which may impact buying decisions and mimic recessionary conditions. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. At this time, it remains unclear what the U.S. government or foreign governments will or will not do with respect to additional tariffs that may be imposed or international trade agreements and policies.

There is substantial uncertainty regarding the new administration’s initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit or delay development and regulatory approval of our future diagnostic products, or limit our customers’ ability to purchase our products and services, which would adversely affect our business.

We face substantial uncertainty with regard to the regulatory environment we will face following the inauguration of President Trump in January 2025. Certain initiatives have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our diagnostic products in development and obtain the requisite regulatory approvals in the future. Moreover, the new administration has proposed action to freeze or reduce the budget of the National Institute of Health (“NIH”) as related to its funding for medical research, which could decrease the ability of certain of our customers that rely on NIH funding to make capital expenditures. There remains general uncertainty regarding future activities. The new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or our customers or create a more challenging or costly environment to pursue the development of new products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we or our customers become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new administration, there could be a material adverse effect on us and our business.

Our Midcap Trust Term Loan contains financial covenants which we may be unable to meet and we may be required to repay the outstanding indebtedness in an event of default, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In October 2020, we entered into a credit and security agreement with Midcap Financial Trust, pursuant to which the Lender agreed to provide us a $37.5 million credit facility (the “Midcap Trust Term Loan”).

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

In May 2025, we entered into Limited Waiver and Amendment No. 6 (“Amendment No. 6”) to the Midcap Trust Term Loan, pursuant to which, among other things, Midcap Financial Trust, as agent, waived existing events of default as of March 31, 2025 and through the date of Amendment No. 6 and the parties amended certain affirmative financial covenants.

If the transaction contemplated under our Merger Agreement with Quanterix is not consummated, based on our current operating plan, we do not expect to maintain compliance with certain financial covenants at July 31, 2025 under the Midcap Trust Term Loan. In such event, we would intend to seek a waiver, refinance the outstanding borrowings or otherwise mitigate these concerns with Midcap Financial Trust or another lender. There can be no assurance that an amendment or waiver will be granted or that we will be able to refinance the amounts outstanding, and in such an event, the lender may exercise any and all of its rights and remedies provided for under the Midcap Trust Term Loan, including exercising its rights as secured lender to take possession of and to dispose of the collateral securing the Midcap Trust Term Loan, which collateral includes substantially all of our property. Our business, financial condition, results of operations and prospects could be materially adversely affected as a result of any of these events.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Midcap Amendment

On May 12, 2025, we entered into Amendment No. 6, pursuant to which, among other things, Midcap Financial Trust, as agent, waived existing events of default as of March 31, 2025 and through the date of Amendment No. 6 and the parties amended certain affirmative financial covenants. Additionally, Amendment No. 6 included certain additional restrictive covenants, including amending or modifying our Amendment and Restated Agreement and Plan of Merger, dated April 28, 2025, by and among us, Quanterix and Wellfleet Merger Sub, Inc. which are reasonably expected to be materially adverse to Midcap’s interest. Substantially all other term and conditions, and covenants of the Midcap Trust Term Loan remain unchanged.

The foregoing summary of Amendment No. 6 is qualified in its entirety by the full text of Amendment No. 6, a copy of which will be filed on our Quarterly Report on Form 10-Q for the period ending June 30, 2025.

Rule 10b5-1 Plan Disclosure

During the first quarter of 2025, no directors or officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1+	Agreement and Plan of Merger, dated as of January 9, 2025, by and among the Registrant, Quanterix Corporation and Wellfleet Merger Sub, Inc.	8-K	001-40344	2.1	1/10/2025
2.2+	Amended and Restated Agreement and Plan of Merger, dated April 28, 2025, by and among the Registrant, Quanterix Corporation and Wellfleet Merger Sub, Inc.	8-K	001-40344	2.1	4/29/2025
3.1	Amended and Restated Certificate of Incorporation	S-1	333-254760	3.3	3/26/2021
3.2	Amended and Restated Bylaws	8-K	001-40344	3.1	9/6/2023
4.1	Amended and Restated Investors’ Rights Agreement, dated September 27, 2019, by and among the Registrant and certain of its stockholders	S-1	333-254760	10.15	3/26/2021
4.2	Description of the Registrant’s capital stock	10-K	001-40344	4.2	3/7/2023
10.1	Voting and Support Agreement, dated January 9, 2025, by and among the Registrant and each of the individuals and entities parties thereto	8-K	001-40344	10.1	1/10/2025
10.2	Securities Purchase Agreement, dated April 2, 2025, by and between the Registrant and Quanterix Corporation.	8-K	001-40344	10.1	4/4/2025
10.3	Form of Convertible Note	8-K	001-40344	10.2	4/4/2025
10.4	Form of Registration Rights Agreement	8-K	001-40344	10.3	4/4/2025
10.5	Form of Subordination Agreement	8-K	001-40344	10.4	4/4/2025
10.6	Amendment No. 1 to the Securities Purchase Agreement, dated April 28, 2025, by and between the Registrant and Quanterix Corporation	8-K	001-40344	10.1	4/29/2025
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1 *	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2 *	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Akoya hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that Akoya may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any exhibits or schedules so furnished.

†Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act because the information is not material and would be competitively harmful if publicly disclosed.

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

Akoya Biosciences, Inc.

Date: May 12, 2025	By:	/s/ Brian McKelligon
Brian McKelligon
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Johnny Ek
Johnny Ek
Chief Financial Officer
(Principal Financial and Accounting Officer)